Form 10-Q
period 2009-09-30
Enzyme Bio Systems
filed 2009-11-27
CIK 1471968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------
                                   FORM 10-Q
                               -----------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                    Commission file number   333-162170

                              ENZYMEBIOSYSTEMS
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Nevada                                   27-0464302
   -------------------------------                  -------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                   Identification No.)

                  16773 W Park Drive, Chagrin Falls, Ohio, 44023
              ------------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (440) 708-0012

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer |_|                     Accelerated filer |_|
Non-accelerated filer |_|                       Smaller Reporting Company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of November 27, 2009, the registrant's outstanding common stock consisted of 30,500,000 shares, $0.001 par value. Authorized - 195,000,000 common voting shares. No preferred issued, 5,000,000 preferred shares, par value $0.001 authorized.

                             Table of Contents
                              EnzymeBioSystems
                             Index to Form 10-Q
              For the Quarterly Period Ended September 30, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of September 30, 2009 and June 30, 2009              3

   Statements of Operations for the three months
     ended September 30, 2009                                             4

   Statements of Cash Flows for the three months
    ended September 30, 2009                                              5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      17

Item 4.  Controls and Procedures                                         17

Part II  Other Information

Item 1.  Legal Proceedings                                               21

Item 1A. Risk Factors                                                    21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     21

Item 3.  Defaults Upon Senior Securities                                 21

Item 4.  Submission of Matters to a Vote of Security Holders             21

Item 5.  Other Information                                               21

Item 6.  Exhibits                                                        22

Signatures                                                               23


Part I.  Financial Information

Item 1.  Financial Statements

                                EnzymeBioSystems
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                                September 30,
                                                    2009        June 30,
                                                (Unaudited)       2009
                                                ------------  ------------
ASSETS
  Current Assets:
    Cash and equivalents                        $    26,873   $         -
    Funds held in escrow                                  -        30,500
                                                ------------  ------------
    Total current assets                             26,873        30,500

  Fixed Assets:
    Furniture and equipment                           2,073             -
                                                ------------  ------------
    Total fixed assets                                2,073             -
                                                ------------  ------------
TOTAL ASSETS                                    $    28,946   $    30,500
                                                ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accrued expenses                             $         -   $     2,500
   Credit card payable                                4,740             -
                                                ------------  ------------
   Total current liabilities                          4,740         2,500
                                                ------------  ------------

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, none issued and
     outstanding as of 9/30/09 and 6/30/09                -             -
   Common stock, $0.001 par value, 195,000,000
     shares authorized, 30,500,000, 30,500,000
     shares issued and outstanding as of
     9/30/09 and 6/30/09, respectively               30,500        30,500
   Additional Paid-in Capital                         3,000           500
   (Deficit) accumulated during
     development stage                               (9,294)       (3,000)
                                                ------------  ------------
   Total stockholders' equity                        24,206        28,000
                                                ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $    28,946   $    30,500
                                                ============  ============

   The accompanying notes are an integral part of these financial statements.

                                EnzymeBioSystems
                          (A Development Stage Company)
                        Condensed Statements of Operations

                                                               For the period
                                                  For the          from
                                                   three       June 26, 2009
                                                months ended   (Inception) to
                                               Sept. 30, 2009  Sept. 30, 2009
                                               --------------  --------------
REVENUE                                        $           -   $           -

EXPENSES
   Auditing fees                                           -           2,500
   General & Administrative                            1,753           1,753
   Incorporating fees                                      -             500
   Research & Development                              4,541           4,541
                                               --------------  --------------
     Total expenses                                    6,294           9,294
                                               --------------  --------------

Net (loss) before income taxes                        (6,294)         (9,294)

   Provision for income tax                                -               -
                                               --------------  --------------

NET (LOSS)                                     $      (6,294)  $      (9,294)
                                               ==============  ==============

NET (LOSS) PER SHARE - BASIC AND FULLY DILUTED $       (0.00)
                                               ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING -  BASIC AND FULLY DILUTED          30,500,000
                                               ==============



   The accompanying notes are an integral part of these financial statements.

                                EnzymeBioSystems
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows

                                                               For the period
                                                  For the          from
                                                   three       June 26, 2009
                                                months ended   (Inception) to
                                               Sept. 30, 2009  Sept. 30, 2009
                                               --------------  --------------
OPERATING ACTIVITIES
   Net (loss)                                  $      (6,294)  $      (9,294)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
       Increase in credit cards payable                4,740           4,740
       (Decrease) in accrued liabilities              (2,500)              -
                                               --------------  --------------
   Cash (used) by operating activities                (4,054)         (4,554)

INVESTING ACTIVITIES
   Purchase of furniture and equipment                (2,073)         (2,073)
                                               --------------  --------------
   Cash (used) by investing activities                (2,073)         (2,073)

FINANCING ACTIVITIES
   Sale of common stock                                    -          30,500
   Contributed capital                                 2,500           3,000
                                               --------------  --------------
   Cash provided by financing activities               2,500          33,500
                                               --------------  --------------

NET CHANGE IN CASH                                    (3,627)         26,873
CASH AND EQUIVALENTS - BEGINNING OF PERIOD            30,500               -
                                               --------------  --------------
CASH AND EQUIVALENTS - END OF PERIOD           $      26,873   $      26,873
                                               ==============  ==============

SUPPLEMENTAL DISCLOSURES:
   Interest paid                               $           -   $           -
   Income taxes paid                           $           -   $           -
   Non-cash transactions                       $           -   $           -


   The accompanying notes are an integral part of these financial statements.

                                EnzymeBioSystems
                          (A Development Stage Company)
                                Condensed Notes
                               September 30, 2009
                                   (Unaudited)


Note 1 - Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Form 10-K.


Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2009, the Company has not recognized revenue to date and has accumulated operating losses of approximately $9,294 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.


Note 3 - Related party transactions

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                                EnzymeBioSystems
                          (A Development Stage Company)
                                Condensed Notes
                               September 30, 2009
                                   (Unaudited)


Note 4 - Recent Pronouncements

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The rovisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

                                EnzymeBioSystems
                          (A Development Stage Company)
                                Condensed Notes
                               September 30, 2009
                                   (Unaudited)


Note 4 - Recent Pronouncements (Continued)

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The Company may from time to time make written or oral "forward-looking statements" including statements contained in this report and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, in addition to others not listed, could cause the Company's actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking system and financial markets, including the impact on the Company's suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company's ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.


Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Registration Statement for the fiscal year ended June 30, 2009.

Results of Operations
---------------------

Overview of Current Operations
------------------------------

EnzymeBioSystems was formed on June 26, 2009 as a Nevada corporation.
We are a startup company that plans to manufacture specialty enzymes and enzyme related products. Activities to date have been limited primarily to organization, initial capitalization, establishing administrative offices in Chargrin, Falls, Ohio, and commencing our initial operational plans. As of the date of this offering circular, the Company has developed a business plan, established administrative offices and started obtaining laboratory equipment to build its laboratory.

Enzymes can be categorized as "enzyme inhibitors" and "enzyme activators." Enzyme inhibitors are molecules that bind to enzymes and decrease their activity. Since blocking an enzyme's activity can kill a pathogen or correct a metabolic imbalance, many drugs are enzyme inhibitors. Enzyme activators are molecules that bind to enzymes and increase their activity. These molecules are often involved in the allosteric [defined as having to do with a protein with a structure that is altered reversibly by a small molecule so that its original function is modified] regulation of enzymes in the control of metabolism. Both enzyme inhibitors and enzyme activators are currently used by many pharmaceutical and biotechnology companies in research and development of new drug compounds.

Enzymes also can be used as pharmaceutical products. Enzymes as pharmaceuticals have two important features that distinguish them from all other types of pharmaceutical products. First, enzymes often bind and act on their targets with great affinity and specificity. Second, enzymes are catalytic and convert multiple target molecules to the desired products. These two features make are considered specialized enzymes that can accomplish therapeutic biochemistry in the body that small molecules cannot. These characteristics have resulted in the development of many enzyme drugs for a wide range of disorders, e.g. insulin and interferon.

We foresee our three areas of business opportunity, includes: 1) buying raw materials to produce specialty enzymes in our lab facility and offer these products for sale to research facilities and pharmaceutical companies;
2) become a specialty contract manufacture for research universities and pharmaceutical companies that utilize enzymes in their research programs; and, 3) Publish in research and medical journals theoretical and practical applications of enzyme research, for the direct purpose of selling our research applications to research facilities.

We plan to deploy our enzyme technologies across diverse markets that represent commercial opportunities in helping us build visibility for
EnzymeBioSystems.   This includes building our reputation in the scientific
community through trade publications and protecting our intellectual property and technology through the patent process.

We plan to use enzyme technologies to develop commercial solutions for a broad range of applications within the specialty chemical industry. These markets are largely served by a small number of large, well-established
businesses and research university centers.   We plan to work collaboratively
with those industrial companies to develop differentiated, high performance enzyme solutions for their target markets, and to leverage their well-developed distribution capabilities to better exploit commercial opportunities.

We currently have only limited resources and capability to develop, manufacture, market, sell, or distribute specialty enzyme products on a commercial scale. We will determine which specialty enzyme products to pursue independently based on various criteria, including: investment required, estimated time to market, regulatory hurdles, infrastructure requirements, and industry-specific expertise necessary for successful commercialization. At any time, we may modify our strategy and pursue collaborations for the development and commercialization of some specialty enzyme products that we had intended to pursue independently. In order for us to commercialize more specialty enzyme products directly, we plan to establish or obtain through outsourcing arrangements additional capability to develop, manufacture, market, sell, and distribute such products.


Marketing Strategy
------------------

Through our future independent and collaborative research and development programs, we plan to develop commercial enzyme products across multiple markets. In addition, we plan to develop a pipeline of enzyme product candidates that we expect to launch independently and/or in collaboration with strategic partners. Once we develop our innovative enzyme products, we plan to send samples of these products to potential customers. This will give them an opportunity to evaluate our products as compared to the enzymes they are purchasing from our competition.


Competition
-----------

Our competitors have substantially greater financial, technical, and marketing resources than we do and may succeed in developing products that would render our products obsolete or noncompetitive. In addition, many of these competitors have significantly greater experience than we do in their respective fields. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to, and/or are less expensive than, other products on the market. Current competitors or other companies may develop technologies and products that are more effective than ours. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. The existing approaches of our competitors or new approaches or technology developed by our competitors may be more effective than those developed by us.

Any enzyme products that we develop will compete in multiple, highly competitive markets. For example, Codexis, Maxygen, Inc., Evotec, and Xencor have alternative evolution technologies. Integrated Genomics Inc., Myriad Genetics, Inc., and ArQule, Inc. perform screening, sequencing, and/or bioinformatics services. Novozymes A/S, Verenium Corporation, Genencor International Inc. and MPBiomedicals are involved in development, overexpression, fermentation, and purification of enzymes. Many of these competitors have significantly greater financial and human resources than we do. We believe that the principal competitive factors in our market are access to genetic material, technological experience and expertise, and proprietary position.


Our Growth Strategy
-------------------

Management is preparing a number of trade articles to publish in research and medical journals on the theoretical and practical applications of enzyme research. Management hopes these articles will give the Company some notoriety among enzyme researchers/users. The articles are being prepared for the direct purpose of selling our research applications to research facilities and end users. If enzyme researchers/users are intrigued by the applications discussed in the research articles, management believes these researches/users will become future customers and purchase specialty enzymes from EnzymeBioSystems. Also, management hopes to position the Company, whereby it receives royalties from the enzyme applications it develops and markets.


Results of Operations for the quarter ended September 30, 2009
--------------------------------------------------------------


During the three month period ended September 30, 2009, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent three month operating period ended September 30, 2009, the Company generated no revenues. During the three months ended September 30, 2009, the Company had general and administrative expenses of $1,753 and research and development expenses of $4,542. The general and administrative expenses represented lab rental, supplies and bank service charges. Since the Company's inception, on June 26, 2009, the Company experienced a net loss of $(9,294).

Revenues
--------

The Company has generated no revenues since its inception. As of September 30, 2009, the Company had an accumulated deficit of $(9,294). There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year. The Company is in the process of preparing a Registration Statement on Form S-1 with the U. S. Securities and Exchange Commission to raise $10,000. Management believes developmental and marketing costs will most likely exceed any anticipated revenues for the coming year.

Management intends to personally finance EnzymeBioSystems, without seeking reimbursement, to ensure that the Company has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its fully reporting obligations in its normal course of business.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.


Going Concern
-------------

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Summary of any product research and development that we will perform for the term of our plan of operation.
------------------------------------------------------------------------

We plan to deploy our enzyme technologies across diverse markets that represent commercial opportunities in helping us build visibility for EnzymeBioSystems. We plan to use enzyme technologies to develop commercial solutions for a broad range of applications within the specialty chemical industry. These markets are largely served by a small number of large, well-established businesses and research university centers. We plan to work collaboratively with those industrial companies to develop differentiated, high performance enzyme solutions for their target markets, and to leverage their well-developed distribution capabilities to better exploit commercial opportunities.

We believe that this market approach might give us the ability to broadly apply our enzyme development and manufacturing capabilities while minimizing commercial risk in that research or pharmaceutical companies might change their needs during our development processes. We view our enzyme development and manufacturing capabilities as: 1) Computer-based methods of predicting the affinity of an inhibitor or activator for an enzyme, such as molecular docking. Docking is used to predict the binding orientation of small molecule drug candidates to their protein targets in order to in turn predict the affinity and activity of the small molecule. This plays an important role in the rational design of drugs; and, 2) Deployment of new catalytic systems immobilized on inorganic nano-particles in our technologies.


Expected purchase or sale of plant and significant equipment.
-------------------------------------------------------------

We plan to open a laboratory where when can produce enzymes on a small scale, we are in the process of acquiring laboratory equipment.


Significant changes in the number of employees.
-----------------------------------------------

As of September 30, 2009, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 1950,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of November 27, 2009, the Company has 30,500,000 shares of common stock issued and outstanding.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
In order for the Company to remain a Going Concern it will need to find additional capital or generate revenues. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

Our officers have agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds donated.

As a result of our the Company's current limited available cash, no officer or director received compensation through the three months ended September 30, 2009. No officer or director received stock options or other non-cash compensation since the Company's inception through September 30, 2009. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.


Off-Balance Sheet Arrangements
------------------------------

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.

New Accounting Standards
------------------------

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The rovisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures

Evaluation of disclosure controls and procedures
------------------------------------------------

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer/principal financial officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of the financial statements in accordance with U. S. generally accepted accounting principles.

As of the end of the period covered by this report, we initially carried out an evaluation, under the supervision and with the participation of our chief executive officer and our principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer initially concluded that our disclosure controls and procedures were not effective.

Management's Report On Internal Control Over Financial Reporting
----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of September 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.

Management believes that the material weaknesses set forth in item (2) two above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.


Management's Remediation Initiatives
------------------------------------

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.
And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by June 30, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by June 30, 2010.


Changes in internal controls over financial reporting
-----------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.


Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Registration Statement on Form S-1 for the fiscal year ended June 30, 2009 and the discussion in Item 1, above, under " Liquidity and Capital Resources."


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.


Item 3 -- Defaults Upon Senior Securities

None.


Item 4 -- Submission of Matters to a Vote of Security Holders

None.


Item 5 -- Other Information

None.

Item 6 -- Exhibits

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
 3.1       Articles of Incorporation,           S-1   6/30/09   3.1  09/28/2009
           as currently in effect
-------------------------------------------------------------------------------
 3.2       Bylaws                               S-1   6/30/09   3.2  09/28/2009
           as currently in effect
-------------------------------------------------------------------------------
99.1       Subscription Agreement               S-1   6/30/09  99.1  09/28/2009
-------------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
31.2       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
32.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------
32.2       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
-------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                               EnzymeBioSystems
                                          --------------------------
                                                  Registrant


Date:  November 27, 2009          By:   /s/ Ashot Martirosyan
       ------------------               ---------------------------------
                                       By:  Ashot Martirosyan
                                       Its: Principal Executive Officer


Date:  November 27, 2009          By:   /s/ Anushavan Yeranosyan
       ------------------               ---------------------------------
                                       By:  Anushavan Yeranosyan
                                       Its: Principal Accounting Officer