Form 10-Q
period 2009-12-31
Enzyme Bio Systems
filed 2010-02-16
CIK 1471968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                   FORM 10-Q
                               ------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2009

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                    Commission file number:  333-162170

                             ENZYMEBIOSYSTEMS
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                              27-0464302
-------------------------------                           -------------------
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

As of February 16, 2010, the registrant's outstanding common stock consisted of 30,500,000 shares, $0.001 par value. Authorized - 195,000,000 common voting shares. No preferred issued, 5,000,000 preferred shares, par value $0.001 authorized.

                              Table of Contents
                              EnzymeBioSystems
                             Index to Form 10-Q
               For the Quarterly Period Ended December 31, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Condensed Balance Sheets as of December 31, 2009 and June 30, 2009     3

   Condensed Statements of Operations for the three and six months ended December 31, 2009 and for the period from June 26, 2009
     (inception) to December 31, 2009                                     4

   Condensed Statements of Cash Flows for the six months ended
     December 31, 2009 and for the period from June 26, 2009
     (inception) to December 31, 2009                                     5

   Notes to the Condensed Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      24

Item 4.  Controls and Procedures                                         24

Part II  Other Information

Item 1.  Legal Proceedings                                               27

Item 1A. Risk Factors                                                    27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     27

Item 3.  Defaults Upon Senior Securities                                 27

Item 4.  Submission of Matters to a Vote of Security Holders             27

Item 5.  Other Information                                               27

Item 6.  Exhibits                                                        28

Signatures                                                               29


Part I.  Financial Information

Item 1.  Financial Statements

                                EnzymeBioSystems
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                                December 31,
                                                    2009        June 30,
                                                (Unaudited)       2009
                                                ------------  ------------
                                   ASSETS
  Current Assets:
    Cash and cash equivalents                   $     6,666   $         -
    Funds held in escrow                                  -        30,500
                                                ------------  ------------
    Total current assets                              6,666        30,500

  Fixed Assets:
    Furniture and equipment, net                      6,409             -
                                                ------------  ------------
    Total fixed assets                                6,409             -
                                                ------------  ------------
TOTAL ASSETS                                    $    13,075   $    30,500
                                                ============  ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                             $     1,422   $         -
   Accrued expense                                    1,750         2,500
                                                ------------  ------------
   Total current liabilities                          3,172         2,500
                                                ------------  ------------

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, none issued and
     outstanding as of 12/31/09 and 6/30/09                -             -
   Common stock, $0.001 par value, 195,000,000
     shares authorized, 30,500,000, 30,500,000
     shares issued and outstanding as of
     12/31/09 and 6/30/09, respectively              30,500        30,500
   Additional Paid-in Capital                         5,500           500
   (Deficit) accumulated during
     development stage                              (26,097)       (3,000)
                                                ------------  ------------
   Total stockholders' equity                         9,903        28,000
                                                ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $    13,075   $    30,500
                                                ============  ============

   The accompanying notes are an integral part of these financial statements.

                                EnzymeBioSystems
                          (A Development Stage Company)
                        Condensed Statements of Operations

                                  For the         For the          From
                                three months     six months    June 26, 2009
                                   ended           ended       (inception) to
                                December 31,    December 31,    December 31,
                                   2009            2009            2009
                               --------------  --------------  --------------
REVENUE                        $           -   $           -   $           -

EXPENSES
   Auditing fees                       3,250           3,250           5,750
   General & Administrative           10,051          11,804          11,804
   Incorporating fees                      -               -             500
   Research & Development              3,502           8,043           8,043
                               --------------  --------------  --------------
     Total expenses                   16,803          23,097          26,097

Net (loss) before income taxes       (16,803)        (23,097)        (26,097)

Provision for income tax                   -               -               -
                               --------------  --------------  --------------

NET (LOSS)                     $     (16,803)  $     (23,097)  $     (26,097)
                               ==============  ==============  ==============

NET (LOSS) PER SHARE -
  BASIC AND FULLY DILUTED      $       (0.00)  $       (0.00)
                               ==============  ==============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND FULLY DILUTED         30,500,000      30,500,000
                               ==============  ==============


   The accompanying notes are an integral part of these financial statements.

                                EnzymeBioSystems
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows

                                                                   From
                                                For the six   June 26, 2009
                                                months ended   (Inception) to
                                                December 31,    December 31,
                                                   2009            2009
                                               --------------  --------------
OPERATING ACTIVITIES
   Net (loss)                                  $     (23,097)  $     (26,097)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
       Increase (decrease) in:
         Accounts payable                              1,422           1,422
         Accrued expenses                               (750)          1,750
         Depreciation                                    302             302
                                               --------------  --------------
   Cash (used) by operating activities               (22,123)        (22,623)

INVESTING ACTIVITIES
   Purchase of furniture and equipment                (6,711)         (6,711)
                                               --------------  --------------
   Cash (used) by investing activities                (6,711)         (6,711)

FINANCING ACTIVITIES
   Sale of common stock                                    -          30,500
   Contributed capital                                 5,000           5,500
                                               --------------  --------------
   Cash provided by financing activities               5,000          36,000
                                               --------------  --------------

NET CHANGE IN CASH                                   (23,834)          6,666
CASH AND EQUIVALENTS - BEGINNING OF PERIOD            30,500               -
                                               --------------  --------------
CASH AND EQUIVALENTS - END OF PERIOD           $       6,666   $       6,666
                                               ==============  ==============

SUPPLEMENTAL DISCLOSURES:
   Interest paid                               $           -   $           -
   Income taxes paid                           $           -   $           -
   Non-cash transactions                       $           -   $           -

   The accompanying notes are an integral part of these financial statements.

                             EnzymeBioSystems
                       (A development stage company)
                Notes to the Condensed Financial Statements
                               (Unaudited)


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2009, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2009 audited financial statements filed with its registration statement on Form S-1/A. The results of operations for the period ended December 31, 2009 is not necessarily indicative of the operating results for the full year.


NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2009, the Company has not recognized any revenues and has accumulated operating losses of approximately $26,097 since inception.
The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                             EnzymeBioSystems
                       (A development stage company)
                Notes to the Condensed Financial Statements
                               (Unaudited)


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements
--------------------------------
Below is a listing of the most recent accounting standards and their effect on the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below)

                             EnzymeBioSystems
                       (A development stage company)
                Notes to the Condensed Financial Statements
                               (Unaudited)


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------
In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

                             EnzymeBioSystems
                       (A development stage company)
                Notes to the Condensed Financial Statements
                               (Unaudited)


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------
In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or
after December 15, 2009.   Share-lending arrangements that have been
terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS
No. 168 to have an impact on the financial statements.

                             EnzymeBioSystems
                       (A development stage company)
                Notes to the Condensed Financial Statements
                               (Unaudited)


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------
In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), "Amendments to
FASB Interpretation No. 46(R) ("SFAS 167").   SFAS 167 amends the
consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007) (ASC Topic 805), Business Combinations, and Statement of Financial Accounting Standards No. 160 (ASC Topic 810), Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

                             EnzymeBioSystems
                       (A development stage company)
                Notes to the Condensed Financial Statements
                               (Unaudited)


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------
In April 2009, the FASB issued SFAS No. 164, (ASC Topic 810) "Not-for-Profit
Entities: Mergers and Acquisitions - including an amendment of FASB Statement No. 142" ("SFAS 164"). The provisions of SFAS 164 provide guidance on accounting for a combination of not-for-profit entities either via merger or acquisition. SFAS 164 is effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the provisions of SFAS 164 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (ASC Topic 810) (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51 (ASC Topic 810)," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.


NOTE 4 - RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

                             EnzymeBioSystems
                       (A development stage company)
                Notes to the Condensed Financial Statements
                               (Unaudited)


NOTE 5 - CONTRIBUTED CAPITAL

During the quarter ending December 31, 2009, the Company's corporate counsel agreed to prepare, write, EDGARize and provide legal opinion for the Company's interim reports and Form 10-K filing, which the law firm valued at $2,500.

The law firm decided to contribute this capital based on its recommendation that the Company engage the services of an auditor, who had his licensed revoked and was not able to complete the Company's audit for the past fiscal year. Based on this decision, the Company needed to engage a new auditor. The Company's corporate counsel believes this action will help build goodwill for its law firm.


NOTE 6 - FIXED ASSET DEPRECIATION

In October 2009, the Company placed equipment it purchased into service. This equipment has a service life of 5 years and an estimated salvage value of 10%. Depreciation has been calculated using the straight-line group depreciation method, whereby the cost of the fixed asset, minus the residual salvage value, is divided by the useful life of the fixed asset.


NOTE 7 - SUBSEQUENT EVENTS

None. The Company has evaluated subsequent events through February 16, 2010, the date which the financial statements were available to be issued.

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

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Registration Statement on Form S-1 for the fiscal year ended June 30, 2009.

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


Results of Operations for the quarter ended December 31, 2009
-------------------------------------------------------------

During the three month period ended December 31, 2009, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent three month operating period ended December 31, 2009, the Company generated no revenues. During the three months ended December 31, 2009, the Company had auditing fee expenses of $3,250, general and administrative expenses of $10,051 and research and development expenses of $3,502. The general and administrative expenses represented costs associated in business start-up costs. In its most recent six month operating period ended December 31, 2009, the Company generated no revenues. During the six months ended December 31, 2009, the Company had auditing fee expenses of $3,250 general and administrative expenses of $11,804 and research and development expenses of $8,043. Since the Company's inception, on June 26, 2009, the Company experienced a net loss of $26,097.

Revenues
--------

The Company has generated no revenues since its inception. As of December 31, 2009, the Company had an accumulated deficit of $26,097. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year. The Company filed its initial Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission on September 28, 2009. The Registration Statement was declared effective on December 18, 2009. The registration will allow the Company to raise $10,000 by March 31, 2010. Management believes developmental and marketing costs will most likely exceed any anticipated revenues for the coming year.

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

Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

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


Significant changes in the number of employees.
-----------------------------------------------

As of December 31, 2009, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 195,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of February 16, 2010, the Company has 30,500,000 shares of common stock issued and outstanding. As of December 31, 2009, the Company had current assets of $6,666 and current liabilities of $3,172.

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

No officer or director received stock options or other non-cash compensation since the Company's inception through December 31, 2009. The Company has no employment agreements in place with its officers, nor does the Company owe its officers any accrued compensation.


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

New Accounting Standards
------------------------

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166. (See FAS 166 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1. (See EITF 09-1 effective date below)

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or
after December 15, 2009.   Share-lending arrangements that have been
terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009. The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative US GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS
No. 168 to have an impact on the financial statements.

In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), "Amendments to
FASB Interpretation No. 46(R) ("SFAS 167").   SFAS 167 amends the
consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007) (ASC Topic 805), Business Combinations, and Statement of Financial Accounting Standards No. 160 (ASC Topic 810),

Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, the FASB issued SFAS No. 164, (ASC Topic 810) "Not-for-Profit
Entities: Mergers and Acquisitions - including an amendment of FASB Statement No. 142" ("SFAS 164"). The provisions of SFAS 164 provide guidance on accounting for a combination of not-for-profit entities either via merger or acquisition. SFAS 164 is effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the provisions of SFAS 164 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (ASC Topic 810) (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51 (ASC Topic 810)," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

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

As of December 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2009.

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

None.


Item 3 -- Defaults Upon Senior Securities

None.


Item 4 -- Submission of Matters to a Vote of Security Holders

None.


Item 5 -- Other Information

The Company filed its initial Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission on September 28, 2009. The Registration Statement was declared effective on December 18, 2009.

Item 6 -- Exhibits

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
 3.1       Articles of Incorporation,           S-1   6/30/09   3.1  09/28/2009
           as currently in effect
-------------------------------------------------------------------------------
 3.2       Bylaws                               S-1   6/30/09   3.2  09/28/2009
           as currently in effect
-------------------------------------------------------------------------------
99.1       Subscription Agreement               S-1   6/30/09  99.1  09/28/2009
-------------------------------------------------------------------------------
31.1       Certification of its          X
           Principal Executive Officer,
           pursuant to Section 302
           of the Sarbanes-Oxley Act
-------------------------------------------------------------------------------
31.2       Certification of its          X
           Principal Financial Officer,
           pursuant to Section 302
           of the Sarbanes-Oxley Act
-------------------------------------------------------------------------------
32.1       Certification of its          X
           Principal Executive Officer
           pursuant to Section 906
           of the Sarbanes-Oxley Act
-------------------------------------------------------------------------------
32.2       Certification of its          X
           Principal Financial Officer,
           pursuant to Section 906
           of the Sarbanes-Oxley Act
-------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                               EnzymeBioSystems
                                          --------------------------
                                                  Registrant


Date:  February 16, 2010          By:   /s/ Ashot Martirosyan
       -----------------               ---------------------------------
                                       By:  Ashot Martirosyan
                                       Its: Principal Executive Officer

Date:  February 16, 2010          By:   /s/ Anushavan Yeranosyan
       -----------------               ---------------------------------
                                       By:  Anushavan Yeranosyan
                                       Its: Principal Accounting Officer