Form 10-Q
period 2010-03-31
EnzymeBioSystems
filed 2010-05-17
CIK 1471968

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

                For the quarterly period ended March 31, 2010

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                    Commission file number  000-53854

                             ENZYMEBIOSYSTEMS
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                          27-0464302
-------------------------------                           -------------------
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

As of May 17, 2010, the registrant's outstanding common stock consisted of 31,500,000 shares, $0.001 par value. Authorized - 195,000,000 common voting shares. No preferred issued, 5,000,000 preferred shares, par value $0.001 authorized.

                              Table of Contents
                           EnzymeBioSystems
                             Index to Form 10-Q
              For the Quarterly Period Ended March 31, 2010


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of March 31, 2010 and June 30, 2009                  3

   Statements of Operations for the three months and nine
     ended March 31, 2010                                                 4

   Statements of Cash Flows for the nine months
    ended March 31, 2010                                                  5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      17

Item 4.  Controls and Procedures                                         17

Part II  Other Information

Item 1.  Legal Proceedings                                               19

Item 1A. Risk Factors                                                    19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     19

Item 3.  Defaults Upon Senior Securities                                 19

Item 4.  Submission of Matters to a Vote of Security Holders             19

Item 5.  Other Information                                               19

Item 6.  Exhibits                                                        20

Signatures                                                               21


Part I.  Financial Information

Item 1.  Financial Statements

                                EnzymeBioSystems
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                                 March 31,
                                                   2010         June 30,
                                                (Unaudited)       2009
                                                ------------  ------------
                                   ASSETS
  Current Assets:
    Cash and cash equivalents                   $     9,849   $    30,500
                                                ------------  ------------
    Total current assets                              9,849        30,500

  Fixed Assets:
    Furniture and equipment, net                      6,613             -
                                                ------------  ------------
    Total fixed assets                                6,613             -
                                                ------------  ------------
TOTAL ASSETS                                    $    16,462   $    30,500
                                                ============  ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Credit card payable                          $       610   $         -
   Accrued expense                                    1,750         2,500
                                                ------------  ------------
   Total current liabilities                          2,360         2,500
                                                ------------  ------------

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, none issued and
     outstanding as of 3/31/10 and 6/30/09                -             -
   Common stock, $0.001 par value, 195,000,000
     shares authorized, 31,500,000, 30,500,000
     shares issued and outstanding as of
     3/31/10 and 6/30/09, respectively               31,500        30,500
   Additional Paid-in Capital                        19,000           500
   (Deficit) accumulated during
     development stage                              (36,398)       (3,000)
                                                ------------  ------------
   Total stockholders' equity                        14,102        28,000
                                                ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $    16,462   $    30,500
                                                ============  ============

   The accompanying notes are an integral part of these financial statements.

                                EnzymeBioSystems
                          (A Development Stage Company)
                        Condensed Statements of Operations
                                  (Unaudited)

                                  For the         For the          From
                                three months    nine months    June 26, 2009
                                   ended           ended       (inception) to
                                 March 31,       March 31,       March 31,
                                   2010            2010            2010
                               --------------  --------------  --------------
REVENUE                        $           -   $           -   $           -

EXPENSES
   Auditing fees                       1,750           5,000           7,500
   General & Administrative            8,552          20,355          20,355
   Incorporating fees                      -               -             500
   Research & Development                  -           8,043           8,043
                               --------------  --------------  --------------
     Total expenses                   10,302          33,398          36,398

Net (loss) before income taxes       (10,302)        (33,398)        (36,398)

Provision for income tax                   -               -               -
                               --------------  --------------  --------------

NET (LOSS)                     $     (10,302)  $     (33,398)  $     (36,398)
                               ==============  ==============  ==============

NET (LOSS) PER SHARE -
  BASIC AND FULLY DILUTED      $       (0.00)  $       (0.00)
                               ==============  ==============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND FULLY DILUTED         30,600,000      30,600,000
                               ==============  ==============


   The accompanying notes are an integral part of these financial statements.

                                EnzymeBioSystems
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                   From
                                                For the nine   June 26, 2009
                                                months ended   (Inception) to
                                                 March 31,       March 31,
                                                   2010            2010
                                               --------------  --------------
OPERATING ACTIVITIES
   Net (loss)                                  $     (33,398)  $     (36,398)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
       Increase (decrease) in:
         Credit card payable                             610             610
         Accrued expenses                               (750)          1,750
         Depreciation                                    604             604
                                               --------------  --------------
   Cash (used) by operating activities               (33,934)        (33,434)

INVESTING ACTIVITIES
   Purchase of furniture and equipment                (7,317)         (7,317)
   Sale of furniture and equipment                       100             100
                                               --------------  --------------
   Cash (used) by investing activities                (7,217)         (7,217)

FINANCING ACTIVITIES
   Sale of common stock                               10,000          40,500
   Contributed capital                                 9,500          10,000
                                               --------------  --------------
   Cash provided by financing activities              19,500          50,500
                                               --------------  --------------

NET CHANGE IN CASH                                   (20,651)          9,849
CASH AND EQUIVALENTS - BEGINNING OF PERIOD            30,500               -
                                               --------------  --------------
CASH AND EQUIVALENTS - END OF PERIOD           $       9,849   $       9,849
                                               ==============  ==============

SUPPLEMENTAL DISCLOSURES:
   Interest paid                               $           -   $           -
   Income taxes paid                           $           -   $           -
   Non-cash transactions                       $           -   $           -

   The accompanying notes are an integral part of these financial statements.

                             EnzymeBioSystems
                       (A development stage company)
                Notes to the Condensed Financial Statements
                               (Unaudited)


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2009 audited financial statements filed with its registration statement on Form S-1/A. The results of operations for the period ended March 31, 2010 is not necessarily indicative of the operating results for the full year.


NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2010, the Company has not recognized any revenues and has accumulated operating losses of approximately $36,398 since inception.
The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

                             EnzymeBioSystems
                       (A development stage company)
                Notes to the Condensed Financial Statements
                               (Unaudited)


NOTE 3 - STOCKHOLDERS' EQUITY

The Company is authorized to issue up to 5,000,000 of its $0.001 par value preferred stock and up to 195,000,000 of its $0.001 par value common stock.

Preferred Stock
---------------
No shares of preferred stock have been issued.

Common Stock
------------
On June 29, 2009, the Company issued 30,500,000 shares of its $0.001 par value common stock to its nine founders for $30,500 in cash.

On March 26, 2010, the Company issued 1,000,000 shares of its $0.001 par value common stock to approximately 28 qualified investors for $10,000 in cash.

No other issuances of preferred or common stock have been made.


NOTE 4 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements
--------------------------------
Management has evaluated recently issued accounting pronouncements through May 12, 2010 and concluded that they will not have a material effect on the financial statements as of March 31, 2010.

                             EnzymeBioSystems
                       (A development stage company)
                Notes to the Condensed Financial Statements
                               (Unaudited)


NOTE 5 - RELATED PARTY TRANSACTIONS

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


NOTE 6 - CONTRIBUTED CAPITAL

During the quarters ending December 31, 2009 and March 31, 2010, the Company's corporate counsel agreed to prepare, write, EDGARize and provide legal opinion for the Company's interim reports and Form 10-K filing, which the law firm valued at $2,500 for each quarter.

The law firm decided to contribute this capital based on its recommendation that the Company engage the services of an auditor, who had his licensed revoked and was not able to complete the Company's audit for the past fiscal year. Based on this decision, the Company needed to engage a new auditor. The Company's corporate counsel believes this action will help build goodwill for its law firm.


NOTE 7 - FIXED ASSET DEPRECIATION

In October 2009, the Company placed equipment it purchased into service. This equipment has a service life of 5 years and an estimated salvage value of 10%. Depreciation has been calculated using the straight-line group depreciation method, whereby the cost of the fixed asset, minus the residual salvage value, is divided by the useful life of the fixed asset.


NOTE 8 - SUBSEQUENT EVENTS

None. The Company has evaluated subsequent events through May 12, 2010, the date which the financial statements were available to be issued.

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

Recent Event
------------

Management is evaluating an enzyme compound which it believes has a specific therapeutic value. In an effort to evaluate this compound, management has begun to move forward to contract animal research studies with this compound with the eventual intent of filing an Investigational New Drug Application ("IND") with the U. S. Food and Drug Administration. It is still too early to determine if this project has any potential value for the Company, and there are no assurances that the Company will ever obtain be able to obtain an IND for this compound.



Results of Operations for the quarter ended March 31, 2010
----------------------------------------------------------

During the three and nine month period ended March 31, 2010, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next year.

In its most recent three month operating period ended March 31, 2010, the Company generated no revenues. During the three months ended March 31, 2010, the Company had auditing fee expenses of $1,750, general and administrative expenses of $8,552. The general and administrative expenses represented costs associated in business start-up costs. In its most recent nine month operating period ended March 31, 2010, the Company generated no revenues. During the nine months ended March 31, 2010, the Company had auditing fee expenses of $5,000 general and administrative expenses of $20,355 and research and development expenses of $8,043. Since the Company's inception, on June 26, 2009, the Company experienced a net loss of $(36,398).

Revenues
--------

The Company has generated no revenues since its inception. As of March 31, 2010, the Company had an accumulated deficit of $(36,398) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.


Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management believes developmental and marketing costs will most likely exceed any anticipated revenues for the coming year. On March 26, 2010, the Company closed its registered offering, whereby it sold 1,000,000 common shares pursuant to a self-underwritten offering an aggregate of $10,000.00 in cash. The funds will be used to advance the Company's enzyme business.

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

Summary of any product research and development that we will perform for the term of our plan of operation.
-----------------------------------------------------------------------------

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


Significant changes in the number of employees.
-----------------------------------------------

As of March 31, 2010, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 195,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.
As of May 17, 2010, the Company has 31,500,000 shares of common stock issued and outstanding. As of March 31, 2010, the Company had current assets of $9,849 and current liabilities of $2,360.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the six months ended March 31, 2010. No officer or director received stock options or other non-cash compensation since the Company's inception through March 31, 2010. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.


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

New Accounting Standards
------------------------

Management has evaluated recently issued accounting pronouncements through May 12, 2010 and concluded that they will not have a material effect on the financial statements as of March 31, 2010.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T.  Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures

Management is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) of the Exchange Act, we must carry out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of the financial statements in accordance with U. S. generally accepted accounting principles.

Management, including the chief executive officer and chief financial officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the chief executive officer and chief financial officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2010 based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment performed using the criteria established by COSO, management has concluded that the Company maintained ineffective internal control over financial reporting in the following areas:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2) inadequate segregation of duties consistent with control objectives; and

3) ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2010.

Management believes that the material weaknesses set forth in items (2), and
(3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This amended quarterly report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.

(b)  Management's Remediation Initiatives
-----------------------------------------

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

(c)  Changes in internal controls over financial reporting
----------------------------------------------------------

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

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

On March 26, 2010, the Company closed its registered offering, whereby it sold 1,000,000 common shares of the Company's 0.001 par value to twenty-eight
(28) investors at a price of $0.01 per share pursuant to a self-underwritten offering to known friends and acquaintances of the Officers of the Company for an aggregate of $10,000.00 in cash.

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

                                               EnzymeBioSystems
                                          --------------------------
                                                  Registrant


Date:  May 17, 2010          By:   /s/ Ashot Martirosyan
       ------------          ------------------------------------------
                                       By:  Ashot Martirosyan
                                       Its: Principal Executive Officer

Date:  May 17, 2010          By:   /s/ Anushavan Yeranosyan
       ------------               --------------------------------------
                                       By:  Anushavan Yeranosyan
                                       Its: Principal Accounting Officer