Form 10-Q/A
period 2009-09-30
EnzymeBioSystems
filed 2010-09-28
CIK 1471968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ---------------------
                               Amendment No. 1 to
                                    FORM 10-Q/A
                               ---------------------

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

                  16773 W Park Drive, Chagrin Falls, Ohio, 44023
              ---------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (440) 708-0012

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   Yes |X| No |_|

As of September 27, 2010, the registrant's outstanding common stock consisted of 30,500,000 shares, $0.001 par value. Authorized - 195,000,000 common voting shares. No preferred issued, 5,000,000 preferred shares, par value $0.001 authorized.

                              Explanatory Note
                              --------------------

This Amendment No. 1 on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the three month period ended September 30, 2009, filed with the Securities and Exchange Commission (SEC) on November 27, 2009 (the "Original Filing"). This Amendment revises the disclosures in on page two (2) of our
cover page in regard to shell status of the Company.   This amendment now
indicates that the registrant is a shell company.

Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-Q, or modify or update in any way disclosures contained in the original Form 10-Q.

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


Part I.  Financial Information

Item 1.  Financial Statements

                                EnzymeBioSystems
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                                September 30,
                                                    2009        June 30,
                                                (Unaudited)       2009
                                               -------------  -----------
ASSETS
  Current Assets:
    Cash and equivalents                        $    26,873   $         -
    Funds held in escrow                                  -        30,500
                                                -----------   -----------
    Total current assets                             26,873        30,500

  Fixed Assets:
    Furniture and equipment                           2,073             -
                                                 -----------  ------------
    Total fixed assets                                2,073             -
                                                ------------  ------------
TOTAL ASSETS                                    $    28,946   $    30,500
                                                ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accrued expenses                             $         -   $     2,500
   Credit card payable                                4,740             -
                                               -------------  ---------------
   Total current liabilities                          4,740         2,500
                                               -------------  ---------------

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, none issued and
     outstanding as of 9/30/09 and 6/30/09                -             -
   Common stock, $0.001 par value, 195,000,000
     shares authorized, 30,500,000, 30,500,000
     shares issued and outstanding as of
     9/30/09 and 6/30/09, respectively               30,500        30,500
   Additional Paid-in Capital                         3,000           500
   (Deficit) accumulated during
     development stage                               (9,294)       (3,000)
                                               -------------  ------------
   Total stockholders' equity                        24,206        28,000
                                               -------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $    28,946   $    30,500
                                                ============  ============

   The accompanying notes are an integral part of these financial statements.

                                EnzymeBioSystems
                          (A Development Stage Company)
                        Condensed Statements of Operations

                                                               For the period
                                                  For the          from
                                                   three       June 26, 2009
                                                months ended   (Inception) to
                                               Sept. 30, 2009  Sept. 30, 2009
                                               --------------  ---------------
REVENUE                                        $           -   $           -

EXPENSES
   Auditing fees                                           -           2,500
   General & Administrative                            1,753           1,753
   Incorporating fees                                      -             500
   Research & Development                              4,541           4,541
                                               -------------  ---------------
     Total expenses                                    6,294           9,294
                                               -------------  ---------------

Net (loss) before income taxes                        (6,294)         (9,294)

   Provision for income tax                                -               -
                                               -------------  ---------------

NET (LOSS)                                     $      (6,294)  $      (9,294)
                                               ==============  ==============

NET (LOSS) PER SHARE - BASIC AND FULLY DILUTED $       (0.00)
                                               ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING -  BASIC AND FULLY DILUTED          30,500,000
                                               ==============



   The accompanying notes are an integral part of these financial statements.

                                EnzymeBioSystems
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows

                                                               For the period
                                                  For the          from
                                                   three       June 26, 2009
                                                months ended   (Inception) to
                                               Sept. 30, 2009  Sept. 30, 2009
                                               --------------  ---------------
OPERATING ACTIVITIES
   Net (loss)                                  $      (6,294)  $      (9,294)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
       Increase in credit cards payable                4,740           4,740
       (Decrease) in accrued liabilities              (2,500)              -
                                               -------------  ---------------
   Cash (used) by operating activities                (4,054)         (4,554)

INVESTING ACTIVITIES
   Purchase of furniture and equipment                (2,073)         (2,073)
                                               -------------  ---------------
   Cash (used) by investing activities                (2,073)         (2,073)

FINANCING ACTIVITIES
   Sale of common stock                                    -          30,500
   Contributed capital                                 2,500           3,000
                                               -------------  ---------------
   Cash provided by financing activities               2,500          33,500
                                               -------------  ---------------

NET CHANGE IN CASH                                    (3,627)         26,873
CASH AND EQUIVALENTS - BEGINNING OF PERIOD            30,500               -
                                               -------------  ---------------
CASH AND EQUIVALENTS - END OF PERIOD           $      26,873   $      26,873
                                               ==============  ==============

SUPPLEMENTAL DISCLOSURES:
   Interest paid                               $           -   $           -
   Income taxes paid                           $           -   $           -
   Non-cash transactions                       $           -   $           -


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


Significant changes in the number of employees.
----------------------------------------------

As of September 30, 2009, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 1950,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of September 27, 2010, the Company has 30,500,000 shares of common stock issued and outstanding.

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

                                               EnzymeBioSystems
                                          -----------------------------
                                                  Registrant


Date:  September 27, 2010          By:   /s/ Ashot Martirosyan
       ------------------               -------------------------------
                                       By:  Ashot Martirosyan
                                       Its: Principal Executive Officer


Date:  September 27, 2010          By:   /s/ Anushavan Yeranosyan
       ------------------               --------------------------------
                                       By:  Anushavan Yeranosyan
                                       Its: Principal Accounting Officer