Form 10-Q/A
period 2009-12-31
EnzymeBioSystems
filed 2010-09-28
CIK 1471968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                Amendment No. 1 to
                                   FORM 10-Q/A
                               ------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2009

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                    Commission file number:  333-162170

                             ENZYMEBIOSYSTEMS
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                              27-0464302
--------------------------------                           -------------------
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

                              Explanatory Note
                              --------------------

This Amendment No. 1 on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the six month period ended December 31, 2009, filed with the Securities and Exchange Commission (SEC) on February 16, 2010 (the "Original Filing"). This Amendment revises the disclosures in on page two (2) of our
cover page in regard to shell status of the Company.   This amendment now
indicates that the registrant is a shell company.

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


NOTE 7 - SUBSEQUENT EVENTS

None. The Company has evaluated subsequent events through September 27, 2010, the date which the financial statements were available to be issued.

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


Marketing Strategy
-------------------

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


Management's Report On Internal Control Over Financial Reporting
----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

-- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

Item 6 -- Exhibits

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
 3.1       Articles of Incorporation,           S-1   6/30/09   3.1  09/28/2009
           as currently in effect
-------------------------------------------------------------------------------
 3.2       Bylaws                               S-1   6/30/09   3.2  09/28/2009
           as currently in effect
-------------------------------------------------------------------------------
99.1       Subscription Agreement               S-1   6/30/09  99.1  09/28/2009
--------------------------------------------------------------------------------
31.1       Certification of its          X
           Principal Executive Officer,
           pursuant to Section 302
           of the Sarbanes-Oxley Act
-------------------------------------------------------------------------------
31.2       Certification of its          X
           Principal Financial Officer,
           pursuant to Section 302
           of the Sarbanes-Oxley Act
-------------------------------------------------------------------------------
32.1       Certification of its          X
           Principal Executive Officer
           pursuant to Section 906
           of the Sarbanes-Oxley Act
-------------------------------------------------------------------------------
32.2       Certification of its          X
           Principal Financial Officer,
           pursuant to Section 906
           of the Sarbanes-Oxley Act
-------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                               EnzymeBioSystems
                                          --------------------------
                                                  Registrant


Date:  September 27, 2010          By:   /s/ Ashot Martirosyan
       ------------------              --------------------------------
                                       By:  Ashot Martirosyan
                                       Its: Principal Executive Officer

Date:  September 27, 2010          By:   /s/ Anushavan Yeranosyan
       ------------------              ---------------------------------
                                       By:  Anushavan Yeranosyan
                                       Its: Principal Accounting Officer