Form 10-Q/A
period 2010-03-31
EnzymeBioSystems
filed 2010-09-28
CIK 1471968

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

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                    Commission file number  000-53854

                             ENZYMEBIOSYSTEMS
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                          27-0464302
- -------------------------------                           -------------------
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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   Yes |X| No |_|

As of September 27, 2010, the registrant's outstanding common stock consisted of 31,500,000 shares, $0.001 par value. Authorized - 195,000,000 common voting shares. No preferred issued, 5,000,000 preferred shares, par value $0.001 authorized.

                              Explanatory Note
                              --------------------

This Amendment No. 1 on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the three month period ended September 30, 2009, filed with the Securities and Exchange Commission (SEC) on May 17, 2010 (the "Original Filing"). This Amendment revises the disclosures in on page two (2) of our
cover page in regard to shell status of the Company.   This amendment now
indicates that the registrant is a shell company.

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

Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 195,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.
As of September 27, 2010, the Company has 31,500,000 shares of common stock issued and outstanding. As of March 31, 2010, the Company had current assets of $9,849 and current liabilities of $2,360.

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

                                               EnzymeBioSystems
                                          --------------------------
                                                  Registrant


Date:  September 27, 2010          By:   /s/ Ashot Martirosyan
       ------------------          ------------------------------------
                                       By:  Ashot Martirosyan
                                       Its: Principal Executive Officer

Date:  September 27, 2010          By:   /s/ Anushavan Yeranosyan
       ------------------          -------------------------------------
                                       By:  Anushavan Yeranosyan
                                       Its: Principal Accounting Officer