Form 10-K
period 2010-06-30
EnzymeBioSystems
filed 2010-10-13
CIK 1471968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to ____________

     Commission file number:  000-53854

                             EnzymeBioSystems
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                          27-0464302
-------------------------------                           -------------------
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

    Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

         [ ] Large accelerated filer      [ ] Accelerated filer
         [ ] Non-accelerated filer        [X] Smaller reporting company
         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                              Yes[X]  No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at October 13, 2010, computed by reference to the $0.01 Registration Statement per-share price on March 22, 2010 (date of effectiveness), was $115,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of October 13, 2010, the registrant's outstanding common stock consisted of 31,500,000 shares, $0.001 Par Value. Authorized - 195,000,000 common voting shares.


DOCUMENTS INCORPORATED BY REFERENCE:

None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                      INDEX


         Title                                                             Page

ITEM 1.  BUSINESS                                                            5

ITEM 2.  PROPERTIES                                                         24

ITEM 3.  LEGAL PROCEEDINGS                                                  25

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                25

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           26

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF                            27
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        31

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON                   32
         ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A. CONTROLS AND PROCEDURES                                            32

ITEM 10. DIRECTOR, EXECUTIVE OFFICER AND CORPORATE GOVERNANCE               36

ITEM 11. EXECUTIVE COMPENSATION                                             41

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,                   43
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     44
         AND DIRECTOR INDEPENDENCE

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES                             45

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES                            46

                            FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words "may", "could", "estimate", "intend", "continue", "believe", "expect" or "anticipate" or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o inability to raise additional financing for working capital and product development;

o  inability to identify specialty enzyme products to produce;

o deterioration in general or regional economic, market and political conditions;

o the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

o adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

o changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

o  inability to efficiently manage our operations;

o  inability to achieve future operating results;

o  our ability to recruit and hire key employees;

o the inability of management to effectively implement our strategies and business plans; and

o  the other risks and uncertainties detailed in this report.

In this form 10-K references to "EnzymeBioSystems", "the Company", "we", "us", and "our" refer to EnzymeBioSystems.

                              AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities.
We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at EnzymeBioSystems, 16773 W Park Drive, Chagrin Falls, Ohio, 44023.

                                     PART I

ITEM 1.  BUSINESS

History and Organization
------------------------

The Company was organized June 26, 2009 (Date of Inception) under the laws of the State of Nevada, as EnzymeBioSystems.


Our Business
------------

EnzymeBioSystems manufactures specialty enzymes and enzyme related products.

We utilize enzyme technologies to develop commercial solutions for a broad range of applications within the specialty chemical industry. These markets are largely served by a small number of large, well-established
businesses and research university centers.   We plan to work collaboratively
with those industrial companies to develop differentiated, high performance enzyme solutions for their target markets, and to leverage their well-developed distribution capabilities to better exploit commercial opportunities. Our enzyme technology will tie-in with development of new commercial biological active compounds. We hope we can develop specialty enzymes to eliminate the side effects and toxicity of the new commercial developed products.

Our offices and laboratory is currently located at 16773 W Park Drive, Chagrin Falls, Ohio, 44023.


Enzyme Industry
---------------

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


Business Strategy
-----------------

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

Our Business Strategy
---------------------

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

Recent Event
------------

Management is evaluating an enzyme compound which it believes has a specific therapeutic value in fighting tumors. In an effort to evaluate this compound, management, on or about July 9, 2010 entered into an with Northeastern Ohio Universities College of Medicine d/b/a Northeastern Ohio Universities Colleges of Medicine and Pharmacy in Rootstown, Ohio, to perform rat studies. The research will study a series of semisynthetic penicillins and cephalosporins containing structural fragments of the well-known antitumor antibiotic sarcomycin. Specifically, the two areas of this study will include: 1) an examination of the in vitro cytotoxicity of penicillin analogs against hepatocellular carcinoma cells; and 2) Investigate the dose-responsive antitumor actions of penicillin analogs against chemically-induced hepatic tumorigenesis in rats.
(See Exhibit 10.1, Agreement between EnzymeBioSystems and Northeastern Ohio Universities College of Medicine.)

Management hopes this research with identify an enzyme compound developed by the Company that will lead to the filing of an Investigational New Drug Application ("IND") with the U. S. Food and Drug Administration. It is still too early to determine if this project has any potential value for the Company, and there are no assurances that the Company will ever obtain be able to obtain an IND for this compound.

EnzymeBioSystems's Funding Requirements
---------------------------------------

Management anticipates EnzymeBioSystems will require at least $150,000 to pay for research expenses. The funds will be used for research to prepare an Investigation New Drug Application with the U. S. Food and Drug
Administration. Management has developed an enzyme which they believe has a therapeutic value in fighting tumors.

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


Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions
---------------------------------------------------------------------

We do not have any trademarks, patents, or other intellectual property.

We plan to rely on trade secrets, technical know-how, and continuing invention to develop and maintain our competitive position. We will take security measures to protect our trade secrets, proprietary know-how and technologies, and confidential data and continue to explore further methods of protection. Our policy is to execute confidentiality agreements with our employees and consultants upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed or made known to the individual by us during the course of the individual's relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property.


Research and Development Activities and Costs
---------------------------------------------

Research and development expenses related to our specialty enzyme business include costs related to ongoing bioprocess development and manufacturing process yield improvements. For the fiscal year ending June 30, 2010, the
Company spent $16,095 in product research and development.   The research
included the development of a specialty enzyme compound that management believes will have a therapeutic value. The compound in being tested in rats at Northeastern Ohio Universities College of Medicine. (See
Exhibit 10.1)

Effect of Government Regulation on Business
-------------------------------------------

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees.

Non-drug biologically derived products, such as the specialty enzymes we plan to produce are regulated in the United States based on their application, by either the United States Food and Drug Administration, ("FDA"), the Environmental Protection Agency, ("EPA") in the case of plants and animals, the United States Department of Agriculture ("USDA"). In addition to regulating drugs, the FDA also regulates food and food additives, feed and feed additives, and Generally Recognized As Safe substances used in the processing of food. The EPA regulates biologically derived chemicals not within the FDA's jurisdiction. Although the food and industrial regulatory process can vary significantly in time and expense from application to application, the timelines generally are shorter in duration than the drug regulatory process.

In the United States, transgenic agricultural products may be reviewed by the FDA, EPA, and USDA, depending on the plant and the trait engineered into it. The regulatory process for these agricultural products can take up to five years of field testing under USDA oversight, and up to another two years for applicable agencies to complete their reviews. At this time, we do not anticipate producing any enzymes that would require FDA approval. Our processes would include combining enzymes that have already been approved the FDA.

Even after investing significant time and expenditures, we may not obtain regulatory approval for our enzyme products that incorporate technologies that have not been approved for commercialization in the United States or elsewhere. For example, the EPA regulates biologically derived chemical substances not within the FDA's jurisdiction. An unfavorable EPA ruling could delay commercialization or require modification of the production process resulting in higher manufacturing costs, thereby making the product uneconomical. In addition, the USDA may prohibit genetically engineered plants from being grown and transported except under an exemption, or under controls so burdensome that commercialization becomes impracticable. Our future products may not be exempted by the USDA. In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws, or other developments could require us to make additional significant expenditures.

We will be subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and health and safety issues.

Outside of the United States, scientifically-based standards, guidelines and recommendations pertinent to transgenic and other products intended for the international marketplace are being developed by, among others, the representatives of national governments within the jurisdiction of the standard-setting bodies, including Codex Alimentarius, the International Plant Protection Convention, and the Office des International Epizooties. The use of the existing standard-setting bodies to address concerns about products of biotechnology is intended to harmonize risk-assessment methodologies and evaluation of specific products or classes of products.

In the future we may be subject to additional laws, regulations, policies, approvals and the like of federal, state, local, municipal, foreign and other bodies.


Compliance With Environmental Laws
----------------------------------

We seek to comply with all applicable statutory and administrative requirements concerning environmental quality. We have made, and will continue to make, expenditures for environmental compliance and protection. Expenditures for compliance with environmental laws have not had, and are not expected to have, a material effect on our capital expenditures, results of operation or competitive position.



Employees
---------

The Company currently has: two Officers, who are also Directors of the Company. These two individuals perform all of the job functions for the Company. Ashot Martirosyan, our President, devotes 40 hours per week of his time to our business, and Anushavan Yeranosyan, our Secretary/Treasurer, devotes approximately 20 hours per week of his time to our business. The Company has no intention at this time to add employees until it can become a profitable entity. The Company from time to time may retain independent consultants in connection with its operations.

  (i) The Company's performance is dependent on the performance of its officers. In particular, the Company's success depends on their ability to develop a business strategy which will be successful for the Company.

 (ii) The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

(iii) There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.


Item 1A. Risk Factors.


                      Risk Factors Relating to Our Company
                      ------------------------------------


RISK FACTORS RELATING TO OUR FINANCIAL CONDITION
------------------------------------------------

1. WE HAVE A LIMITED HISTORICAL FINANCIAL INFORMATION UPON WHICH YOU MAY EVALUATE OUR PERFORMANCE.

   We have a limited history and we are subject to all risks inherent in a developing business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with manufacturing specialty enzymes and the competitive and regulatory environment in which we operate. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of research. We may not successfully address these risks and uncertainties or successfully implement our operating and acquisition strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment. Even if we accomplish these objectives, we may not generate positive cash flows or profits we anticipate in the future.

2. AS WE HAVE NEVER MINIMAL REVENUES SINCE OUR INCEPTION, THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

   Our financial statements included with this Registration Statement for the year ended June 30, 2009, have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended
June 30, 2010. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the company can continue as a going concern, it may be more difficult for the company to attract investors. Since our auditor's have raised a substantial doubt about our ability to continue as a going concern, this typically results greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our future enzyme products. We plan to seek additional funds through private placements of our common stock. You may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. If we are not able to achieve revenues or find financing, then we likely will be forced to cease operations and investors will likely lose their entire investment, investors may lose their entire investment.

3. WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

   We have prepared audited financial statements for the year end for June 30, 2009, which show we cash and cash equivalents of $5,913. Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation.
Management believes, for the next twelve months, it has sufficient funds available to implement its business, on a limited basis.


4. IF WE ARE NOT ABLE TO COMPETE EFFECTIVELY AGAINST LARGER BIOMEDICAL MANUFACTURERS WITH GREATER RESOURCES, OUR PROSPECTS FOR FUTURE SUCCESS WILL BE JEOPARDIZED.

   We will face intense competition from larger and better-established biomedical manufacturers that may prevent us from ever becoming a significant company. Management expects the competition to intensify in the future. Pressures created by our future competitors could negatively impact our business, results of operations and financial condition.

   Many of our potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources. In addition, our competitors may acquire or be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed competitors. Therefore, some of our competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to product development. There can be no assurance that we will be able to compete successfully against current and future competitors.


COMPANY RISK FACTORS
--------------------

5. IF WE ARE UNABLE TO RESPOND EFFECTIVELY AS TECHNOLOGIES AND MARKET TRENDS EMERGE, OUR COMPETITIVE POSITION AND OUR ABILITY TO GENERATE REVENUES AND PROFITS MAY BE HARMED.

   To be successful, we must keep pace with rapid changes in enzyme research and technology, changing customer requirements, new innovations by competitors and evolving industry standards, any of which could render our existing products obsolete if we fail to respond in a timely manner. For example, if new enzyme applications are introduced by our competitors not part by our technology, or if effective new sources of enzymes are discovered, our future products and technology could become less competitive or obsolete. If competitors develop innovative applications and technology that is superior to ours or if we fail to accurately anticipate market trends and respond on a timely basis with our own innovations, our potential competitive position may be harmed and we may not achieve sufficient growth in our revenues to attain, or sustain, profitability.


6.  THERE MAY BE A POSSIBLE INABILITY TO FIND SUITABLE EMPLOYEES.

   In order to implement our business plan, management recognizes that additional staff will be required. No assurances can be given that we will be able to find suitable employees that can support our needs or that these employees can be hired on favorable terms. We do not plan to hire any additional employees until our cash flows can justify the expense. When we are ready to hire new employees, we will most likely look for people who have some type of chemistry experience or a working knowledge of chemical engineering, which may be difficult to find.


7.  WE MAY BE LIABLE FOR THE PRODUCTS WE PLAN TO PRODUCE.

   There is no guarantee that the level of insurance coverage we secure will be adequate to protect us from risks associated with claims that exceed the level of coverage maintained. As a result of our limited operations to date, no threatened or actual claims have been made upon us for product liability.

8. THE ENZYME COMPOUND INDUSTRY IS SUBJECT TO PRICING PRESSURES THAT MAY CAUSE US TO REDUCE THE FUTURE GROSS MARGINS FOR OUR PRODUCTS.

   If we are able to become operational management believes to be competitive, we might be required to adjust our prices in response to industry-wide pricing pressures. Our competitors may possibly source from regions with lower costs than those of our sourcing partners and those competitors may apply such additional cost savings to further reduce prices.

   We are not currently operational. If we are able to become operational management believes increased customer demands for markdown allowances, incentives and other forms of economic support might reduce our gross margins and affect our profitability. Our financial performance may be negatively affected by these pricing pressures if we are forced to reduce our prices without being able to correspondingly reduce our costs for finished goods or if our costs for finished goods increase and we cannot increase our prices. Management wants investors to know that there are no assurances that we may ever achieve acceptable operating margins, we may never obtain any share of the market, or be able to establish any value for our enzyme products.


9. THE LOSS OF ONE OR MORE OF OUR FUTURE SUPPLIERS OF RAW MATERIALS MAY INTERRUPT OUR SUPPLIES.

   We plan to purchase our raw materials from a limited number of third-party suppliers. We do not have any material or long-term contracts in place with any suppliers at this time. Furthermore, our future suppliers also purchase the components of our products from a limited number of suppliers. The loss of one or more of these vendors could interrupt our supply chain and impact our ability to deliver products to our customers, which would have a material adverse effect on our future net sales and profitability.


10. INCREASES IN THE PRICE OF RAW MATERIALS USED TO MANUFACTURE OUR ENZYME PRODUCTS COULD MATERIALLY INCREASE OUR COSTS AND DECREASE OUR PROFITABILITY.

   The prices for enzyme components are dependent on the market price for the raw materials used to produce them. There can be no assurance that prices for these and other raw materials will not increase in the near future.

   These raw materials are subject to price volatility caused by supply conditions, power outages, government regulations, economic climate and other unpredictable factors. Any raw material price increase would increase our cost of sales and decrease our future profitability unless we are able to pass higher prices on to our customers. In addition, if one or more of our competitors is able to reduce its production costs by taking advantage of any reductions in raw material prices or favorable sourcing agreements, we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have a material and adverse effect on our business, results of operations and financial condition.

11. WE DO NOT OWN EQUIPMENT WITH THE CAPACITY TO MANUFACTURE PRODUCTS ON A COMMERCIAL SCALE. IF WE ARE UNABLE TO ACCESS THE CAPACITY TO MANUFACTURE PRODUCTS IN SUFFICIENT QUANTITY, WE MAY NOT BE ABLE TO COMMERCIALIZE OUR PRODUCTS OR GENERATE SIGNIFICANT SALES.

   We have only limited experience in enzyme manufacturing, and we do not have our own internal capacity to manufacture specialty enzyme products on a commercial scale. We expect to be dependent to a significant extent on third parties for commercial scale manufacturing of our specialty enzyme products. We do not have any arrangements with third parties that have the required manufacturing equipment and available capacity to manufacture our commercial enzymes. While we plan to build our own pilot development facility, we will continue to depend on third parties for large-scale commercial manufacturing. Any difficulties or interruptions of service with our third party manufacturers or our own pilot manufacturing facility could disrupt our research and development efforts, delay our commercialization of specialty enzyme products, and harm our relationships with our specialty enzyme strategic partners, collaborators, or customers.


12. WE MAY PURSUE SPECIALTY ENZYME PRODUCTS THAT ULTIMATELY REQUIRE MORE RESOURCES THAN WE ANTICIPATE OR WHICH MAY BE TECHNICALLY UNSUCCESSFUL.

   We currently have only limited resources and capability to develop, manufacture, market, sell, or distribute specialty enzyme products on a commercial scale. We will determine which specialty enzyme products to pursue independently based on various criteria, including: investment required, estimated time to market, regulatory hurdles, infrastructure requirements, and industry-specific expertise necessary for successful commercialization. At any time, we may modify our strategy and pursue collaborations for the development and commercialization of some specialty enzyme products that we had intended to pursue independently. We may pursue specialty enzyme products that ultimately require more resources than we anticipate or which may be technically unsuccessful. In order for us to commercialize more specialty enzyme products directly, we would need to establish or obtain through outsourcing arrangements additional capability to develop, manufacture, market, sell, and distribute such products. If we are unable to successfully commercialize specialty enzyme products resulting from our internal product development efforts, we will continue to incur losses in our specialty enzymes business, as well as in our business as a whole. Even if we successfully develop a commercial specialty enzyme product, we may not generate significant sales and achieve profitability in our specialty enzymes business, or in our business as a whole.

13. WE MAY NOT BE ABLE TO DEVELOP MANUFACTURING CAPACITY SUFFICIENT TO MEET DEMAND IN AN ECONOMICAL MANNER OR AT ALL.

   If demand for enzyme products increases beyond the scope of our future production facilities, we may incur significant expenses in the expansion and/or construction of production facilities and increases in personnel in order to increase production capacity. Any unanticipated expansion requirements may cause complications for delays in production, which could result in a loss of business and customers. To finance the expansion of a commercial-scale production facility is complex and expensive. We cannot assure you that we will have the necessary funds to finance the development of production facilities, or that we will be able to develop this infrastructure in a timely or economical manner, or at all.


14. OUR OFFICERS HAVE NO EXPERIENCE IN OPERATING AN OPERATIONAL SPECIALTY ENZYME COMPANY, AND HAVE NO EXPERIENCE IN EVALUATING THE SUCCESS OF FUTURE PRODUCTS.

   Our executive officers, who have chemical engineering education, have no experience in operating a specialty enzyme Company. Their work history includes working for an antibiotic laboratory, managing a medical supply company and working as a production engineer. They have no experience in independently developing, manufacturing, marketing, selling, and distributing commercial specialty enzyme products. Due to their lack of experience, our executive officers may make wrong decisions and choices regarding selection of products to pursue on behalf of the Company. Consequently, our Company may suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations, which will result in the loss of your investment.


15. WE EXPECT THAT CERTAIN ENZYME DEVELOPMENT WILL REQUIRE US TO USE HAZARDOUS MATERIALS IN OUR BUSINESS. ANY CLAIMS RELATING TO IMPROPER HANDLING, STORAGE, OR DISPOSAL OF THESE MATERIALS COULD BE TIME CONSUMING AND COSTLY AND COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

   Our research and development processes may involve the controlled use of hazardous materials, including chemical, and biological materials. We cannot eliminate entirely the risk of accidental contamination or discharge and any resultant injury from these materials. Federal, state, and local laws and regulations govern the use, manufacture, storage, handling, and disposal of these materials. We may be sued for any injury or contamination that results from our use or the use by third parties of these materials, and our liability may exceed our total assets. In addition, compliance with applicable environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development, or production efforts. We plan to purchase insurance to protect us from potential losses; however, at this time, we do not have any insurance coverage for accidental contamination, discharge or any resultant injury from these hazardous materials.

16. WE ARE SUBJECT TO ALL GOVERNMENTAL RULES, LAWS AND REGULATIONS RELATING TO THE BIOMEDICALS INDUSTRY IN THE U.S.

   We are subject to all governmental rules, laws and regulations relating to the biomedical industry in the U.S., and we fully intend to comply therewith.

   Biologically derived enzyme products are regulated in the United States based on their application, by either the United States Food and Drug Administration ("FDA"), or the Environmental Protection Agency ("EPA"), or, in the case of plants and animals, the United States Department of Agriculture ("USDA"). In addition to regulating drugs, the FDA also regulates food and food additives, feed and feed additives, and GRAS (Generally Recognized As Safe) substances used in the processing of food. The EPA regulates biologically derived chemicals not within the FDA's jurisdiction.

   Under current FDA policy, our future products will most likely come within the FDA's jurisdiction, may be subject to lengthy FDA reviews and unfavorable FDA determinations if they raise safety questions which cannot be satisfactorily answered, if results do not meet regulatory requirements or if they are deemed to be food additives whose safety cannot be demonstrated. An unfavorable FDA ruling could be difficult to resolve and could prevent a product from being commercialized. Even after investing significant time and expenditures, we may not obtain regulatory approval for any drug products that incorporate our technologies or inventions.

   The EPA regulates biologically derived chemical substances not within the FDA's jurisdiction. An unfavorable EPA ruling could delay commercialization or require modification of the production process resulting in higher manufacturing costs, thereby making the product uneconomical. In addition, the USDA may prohibit genetically engineered plants from being grown and transported except under an exemption, or under controls so burdensome that commercialization becomes impracticable. Our future products may not be exempted by the USDA.

   Further, there is no assurance the governmental agencies having jurisdiction over us, our operations and properties, will not enact laws, rules and/or regulations in the future which may have an adverse impact on us and our operations.


17. OUR RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED BY ENVIRONMENTAL, HEALTH AND SAFETY LAWS, REGULATIONS AND LIABILITIES.

   We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. We will need to meet a significant number of environmental and other regulations and standards established by various federal, state and local regulatory agencies.

   In addition, some of these laws and regulations require our contemplated facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. As these regulations and standards evolve, and if new regulations or standards are implemented, we may be required to modify our proposed facilities and processes or develop and support new facilities or processes and this will increase our costs. Any failure to comply, or delays in compliance, with the various existing and evolving industry regulations and standards could prevent or delay our production of specialty enzyme products. Any inability to address these requirements and any regulatory changes could have a material adverse effect on our specialty enzyme business, financial condition and operating results.

   A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns.


18. OUR MANAGEMENT CONTROLS A LARGE BLOCK OF OUR COMMON STOCK THAT WILL ALLOW THEM TO CONTROL THE COMPANY.

   As of June 30, 2010, our officers and directors owned approximately 63% of our outstanding common stock. As a result, our two officers will have the ability to control substantially all matters submitted to our stockholders for approval including:

   a) election of our board of directors;

   b) removal of any of our directors;

   c) amendment of our Articles of Incorporation or bylaws; and

   d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

   As a result of their ownership and positions, these two individuals have the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our director and executive officer could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

   Investors will own a minority percentage of the Company's common stock and will have minority voting rights. Investors will not have the ability to control either a vote of the Company's Shareholders or Board of Directors.


19.  SOME OF OUR OFFICERS AND DIRECTORS HAVE OTHER BUSINESS VENTURES.

   As disclosed in their biographies contained herein, some of our officers and directors work with other companies in addition to their work for us. Anushavan Yeranosyan is a part-time financial advisor of A & A Medical Supply, LLC. A & A Medical Supply distributes medical supplies to the health care industry. Although none of our officers and directors are currently working for any other companies in the biomedical industry, they are not prohibited from doing so.

   Ashot Martirosyan, our President, plans to devote 40 hours per week of his time to our business, and Anushavan Yeranosyan, our Secretary/Treasurer plans to devote 20 hours per week of his time to our business. Anushavan Yeranosyan's other activities may prevent him from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slow down in operations. Therefore, it is possible that a conflict of interest with regard to his time may arise based on his involvement in other activities.

   If one or more of our officers or directors began working for another biomedical company it could take away from the time they currently spend working on our business affairs and could create a potential conflict of interest. We do not have any employment agreements with any of your officers, which means they are not obligated to continue to work for the Company and can resign their positions whenever they are inclined to do so.

RISK FACTORS RELATING TO OUR COMMON STOCK AND THIS OFFERING
-----------------------------------------------------------

20. THERE IS NO CURRENT TRADING MARKET FOR OUR SECURITIES AND IF A TRADING MARKET DOES NOT DEVELOP, PURCHASERS OF OUR SECURITIES MAY HAVE DIFFICULTY SELLING THEIR SHARES.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop, or if developed, may not be sustained. We are in the process of applying for admission to quotation of our securities on the OTC-Bulletin Board through a market maker. If for any reason our common stock is not quoted on the OTC-Bulletin Board or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so. If no market is ever developed for our common stock, it will be difficult for you to sell any shares you purchase in this Distribution. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all. In addition, if we fail to have our common stock quoted on a public trading market, your common stock will not have a quantifiable value and it may be difficult, if not impossible, to ever resell your shares, resulting in an inability to realize any value from your investment.


21. FUTURE SALES OF SHARES BY EXISTING CONTROLLING STOCKHOLDERS COULD CAUSE OUR STOCK PRICE TO DECLINE, FURTHER, CERTAIN SHARES OF OUR COMMON STOCK ARE RESTRICTED FROM IMMEDIATE RESALE.


   If our existing controlling stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of October 13, 2010, we have 31,500,000 common shares issued and outstanding. There are 10,500,000 registered shares freely tradable, without restriction. Our officers own 20,000,000 common shares. If in the future, if they decide to sell their shares or if it is perceived that they will be sold, to the extent permitted by the Rules 144 and 701 under the Securities Act, the trading price of our common stock could decline.

   The 20,000,000 shares of common stock, owned by our two officers are restricted from immediate resale in the public market. The restricted shares are restricted in accordance with Rule 144, which states that if unregistered, restricted securities are to be sold, a minimum of one year must elapse between the later of the date of acquisition of the securities from the issuer or from an affiliate of the issuer, and any resale of those securities in reliance on Rule 144. The Rule 144 restrictive legend remains on the stock until the holder of the stock holds the stock for longer than six months (unless an affiliate) and meets the other requirements of Rule 144 to have the restriction removed. The sale or resale of those shares in the public market, or the market's expectation of such sales, may result in an immediate and substantial decline in the market price of our shares. Such a decline will adversely affect our investors, and make it more difficult for us to raise additional funds through equity offerings in the future.

22. WE HAVE NEVER DECLARED DIVIDENDS ON OUR COMMON STOCK AND DO NOT PLAN TO DO SO IN THE FORESEEABLE FUTURE.

   We intend to retain any future earnings to finance the operation and expansion of its business and do not anticipate paying any cash dividends in the foreseeable future. As a result, stockholders will need to sell shares of common stock in order to realize a return on their investment, if any.
You should not rely on an investment in our company if you require dividend income. The only possibility of any income to investors would come from any rise in the market price of your stock, which is uncertain and unpredictable.

   A holder of common stock will be entitled to receive dividends only when, as, and if declared by the Board of Directors out of funds legally available therefore. We have never issued dividends on our common stock. Our Board of Directors will determine future dividend policy based upon our results of operations, financial condition, capital requirements, and other circumstances.


23. HOLDERS OF OUR COMMON STOCK HAVE A RISK OF POTENTIAL DILUTION IF WE ISSUE ADDITIONAL SHARES OF COMMON STOCK IN THE FUTURE.

   Although our Board of Directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our common stock, the future issuance of additional shares of our common stock would cause immediate, and potentially substantial, dilution to the net tangible book value of those shares of common stock that are issued and outstanding immediately prior to such transaction. Any future decrease in the net tangible book value of our issued and outstanding shares could have a material effect on the market value of the shares.



24. WE DO NOT HAVE INSURANCE AND, THEREFORE, LIABILITY WE INCUR COULD HAVE SUBSTANTIAL IMPACT ON OUR ABILITY TO CONTINUE AS A GOING CONCERN.

   We have limited capital and, therefore, we do not currently have a policy of insurance against liabilities arising out of the negligence of our officers and directors and/or arising from deficiencies in any of our business operations. Even assuming we obtained insurance, there is no assurance that such insurance coverage would be adequate to satisfy any potential claims made against us, our officers and directors, or our business operations or assets. Any such liability which might arise could be substantial and would likely exceed our total assets. However, our Articles of Incorporation and Bylaws provide for indemnification of officers and directors to the fullest extent permitted under Nevada law. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officer and controlling persons, it is the opinion of the U. S. Securities and Exchange Commission that such indemnification is against public policy, as expressed in the Act, and is therefore, unenforceable.

25. IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD AND AS A RESULT, INVESTORS MAY BE MISLED AND LOSE CONFIDENCE IN OUR FINANCIAL REPORTING AND DISCLOSURES, AND THE PRICE OF OUR COMMON STOCK MAY BE NEGATIVELY AFFECTED.

   The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting. A "significant deficiency" means a deficiency or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company's financial reporting. A "material weakness" is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

   As of June 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

   In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

   Failure to provide effective internal controls may cause investors to lose confidence in our financial reporting and may negatively affect the price of our common stock. Moreover, effective internal controls are necessary to produce accurate, reliable financial reports and to prevent fraud. If we have deficiencies in our internal controls over financial reporting, these deficiencies may negatively impact our business and operations.

26.  LOW-PRICED STOCKS MAY AFFECT THE RESELL OF OUR SHARES.

   Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. When the Registration Statement becomes effective and the Company's securities become registered, the stock will likely have a trading price of less than $5.00 per share and will not be traded on any exchanges. Therefore, the Company's stock is initially selling at $0.01 per share they will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.



Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our offices are currently located at 16773 W. Park Drive, Chagrin Falls, Ohio 44023. The Company has constructed a laboratory and administrative offices at this address. Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard.

Item 3. Legal Proceedings.

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


Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the past fiscal year.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

EnzymeBioSystems Common Stock, $0.001 par value, is not trading on any market. The Company is the process of applying for trading on the OTC-Bulletin Board through a market marker.

Even if the Company is cleared for trading, there are no assurances that a market will ever develop for the Company's stock.

(b) Holders of Common Stock

As of October 13, 2010, there were approximately thirty-seven (37) holders of record of our Common Stock and 31,500,000 shares issued and outstanding.

(c) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.


(d) Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plan in place.

(e) Recent Sales of Unregistered Securities

On June 26, 2009 (inception), the Company issued 20,000,000, par value $0.001 common shares of stock for cash to its two directors, and 10,500,000 common shares for cash to seven (7) founding shareholders. Of the original 30,500,000 common shares sold, a total of 10,500,000 common shares owned by the seven founders, who are not directors, were subsequently registered with the U.S. Securities and Exchange Commission on Form S-1 originally filed on September 28, 2009.

On March 15, 2010, the Company sold 1,000,000 common shares at par value of $0.001 per share for $10,000 cash pursuant its Prospectus (424B3) statement filed with the SEC on December 21, 2009.

As of October 13, 2010, the Company has a total 31,500,000 common shares issued and outstanding to approximately thirty-seven (37) shareholders.

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended June 30, 2010.

Item 6. Selected Financial Data.

Not applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations
------------------------------

EnzymeBioSystems manufactures specialty enzymes and enzyme related products.

Results of Operations for the year ended June 30, 2010
------------------------------------------------------

We generated no revenue since our inception on June 26, 2009 through June 30, 2010. We do not anticipate earning any significant revenues until such time as we can produce and market specialty enzyme products. We are presently in the development stage of our business and we can provide no assurance that we will be successful in finding a market for our specialty enzyme products.

Since our inception on June 26, 2009 through June 30, 2010, we experienced a net loss of $55,793. For the year ending June 30, 2010 we lost $52,793 as compared to a loss of $3,000 for the same period last year. Our loss was attributed to auditing fees of $9,625, general and administrative expenses of $22,738 and research and development fees of $16,095. We anticipate our operating expenses will increase as we build our operations.

Revenues
--------

We generated no revenues for the period from June 26, 2009 (inception) through June 30, 2010. We do not anticipate generating any significant revenues until we can develop a market for our specialty enzymes.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of June 30, 2010 reflects current assets $5,913 and current liabilities of $8,706.

Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. We anticipate we will require additional capital up to approximately $150,000 and we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Our officers/directors have agreed to contribute funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for the contributed funds.


Future Financings
-----------------

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing to fund our research and development activities.

We are seeking to raise a $150,000 in a future offering of our common stock. In the event we are unable to raise $150,000, we may be unable to conduct our research operations. If we are unable to raise these funds, we will not be able to implement any of our proposed business activities and may be forced to cease operations.


Going Concern
-------------

The financial conditions evidenced by the accompanying financial statements raise substantial doubt as to our ability to continue as a going concern. Our plans include obtaining additional capital through debt or equity financing. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

For the fiscal year ending June 30, 2010, the Company spent $16,095 in
product research and development.   The research included the development
of a specialty enzyme compound that management believes will have a therapeutic value. The compound in being tested in rats at Northeastern Ohio Universities College of Medicine. (See Exhibit 10.1)


Expected purchase or sale of property and significant equipment
---------------------------------------------------------------

We do not anticipate the purchase or sale of any property or significant equipment; as such items are not required by us at this time.


Significant changes in the number of employees
----------------------------------------------

As of June 30, 2010, we did not have any employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


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

Critical Accounting Policies and Estimates
------------------------------------------

Revenue Recognition: The Company recognizes revenue on an accrual basis as it invoices for services. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured.


New Accounting Standards
------------------------

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.


Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements


                              Financial Statement
                              -------------------


                                                                   PAGE
                                                                   ----
Independent Auditors' Report                                       F-1
Balance Sheet                                                      F-2
Statements of Operations                                           F-3
Statements of Changes in Stockholders' Equity                      F-4
Statements of Cash Flows                                           F-5
Notes to Financials                                                F-6


SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
--------------------------------
www.sealebeers.com

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
         -------------------------------------------------------

To the Board of Directors
EnzymeBioSystems
(A Development Stage Company)

We have audited the accompanying balance sheets of EnzymeBioSystems
(A Development Stage Company) as of June 30, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended June 30, 2010, for the period from inception on June 26, 2009 through June 30, 2010, and for the period from inception on June 26, 2009 through June 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnzymeBioSystems (A Development Stage Company) as of June 30, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended June 30, 2010, for the period from inception on June 26, 2009 through June 30, 2010, and for the period from inception on June 26, 2009 through June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $55,793 and has not yet established an ongoing source of revenues, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs
-------------------------
    Seale and Beers, CPAs
    Las Vegas, Nevada
    October 12, 2010


                 50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                     Phone: (888)727-8251 Fax: (888)782-2351

                                EnzymeBioSystems
                          (A Development Stage Company)
                                  Balance Sheet

                                                 June 30,       June 30,
                                                   2010           2009
                                                ------------  ------------
ASSETS

Current Assets:
   Cash and cash equivalents                    $     5,913   $    30,500
                                                ------------  ------------
     Total current assets                             5,913        30,500
                                                ------------  ------------
TOTAL ASSETS                                    $     5,913   $    30,500
                                                ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                             $     1,723   $         -
   Accrued expenses                                   5,500         2,500
   Credit card payable                                1,483             -
                                                ------------  ------------
     Total current liabilities                        8,706         2,500
                                                ------------  ------------

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, none issued and
     outstanding as of 6/30/10 and 6/30/09,
     respectively                                         -             -
   Common stock, $0.001 par value, 195,000,000
     shares authorized, 31,500,000 and 30,500,000
     shares issued and outstanding as of 6/30/10
     and 6/30/09, respectively                       31,500        30,500
   Additional Paid-in Capital                        21,500           500
   (Deficit) accumulated during
     development stage                              (55,793)       (3,000)
                                                ------------  ------------
     Total stockholders' equity                      (2,793)       28,000
                                                ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     5,913   $    30,500
                                                ============  ============

   The accompanying notes are an integral part of these financial statements.

                                EnzymeBioSystems
                          (A Development Stage Company)
                            Statements of Operations

                                  For the          From            From
                                   year        June 26, 2009    June 26, 2009
                                   ended       (inception) to  (inception) to
                                 June 30,        June 30,        June 30,
                                   2010            2009            2010
                               --------------  --------------  --------------
REVENUE                        $           -   $           -   $           -

OPERATING EXPENSES:
   Auditing fees                       9,625           2,500          12,125
   General & administrative           22,738               -          22,738
   Incorporating fees                      -             500             500
   Research & development             16,095               -          16,095
   Research & development
     reimbursement (See note 11)     (10,976)              -         (10,976)
   Salaries                            9,000               -           9,000
                               --------------  --------------  --------------
     Total operating expenses         46,482           3,000          49,482
                               --------------  --------------  --------------

Loss from operations                 (46,482)         (3,000)        (49,482)

OTHER EXPENSES:
   Loss on impairment of
    furniture and equipment           (6,311)              -          (6,311)
                               --------------  --------------  --------------
     Total other expense              (6,311)              -          (6,311)
                               --------------  --------------  --------------

Net (loss) before income taxes       (52,793)         (3,000)        (55,793)

Provision for income tax                   -               -               -
                               --------------  --------------  --------------

NET (LOSS)                     $     (52,793)  $      (3,000)  $     (55,793)
                               ==============  ==============  ==============

BASIC LOSS PER SHARE           $       (0.00)  $       (0.00)
                               ==============  ==============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND FULLY DILUTED         30,765,753      12,200,000
                               ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                                EnzymeBioSystems
                          (A Development Stage Company)
                       Statements of Stockholders' Equity

                                                       Deficit
            Preferred                                 Accumulated
              Stock      Common Stock      Additional   During
         ------------- -------------------  Paid-in   Development
         Shares   Amt    Shares      Amt    Capital     Stage        Total
         ------- ----- ----------  ------- --------- -----------   ----------
June 26,
2009
Contributed
Capital        - $   -          -  $     - $   500   $        -    $     500

June 29,
2009
Founders
shares
issued for
cash at
$0.001 per
share                  30,500,000   30,500       -            -       30,500

Net (loss)
for the
period
ending
June 30,
2009                                                     (3,000)      (3,000)
         ------- ----- ----------  ------- --------- -----------   ----------

Balance,
June 30,
2009           -     - 30,500,000   30,500      500      (3,000)      28,000

July 2009
Contributed
capital
(cash)                                        2,500                    2,500

December
2009
Contributed
capital
(services)                                    2,500                    2,500

March 26,
2010
Shares
issued for
cash at
$0.01 per
share                   1,000,000    1,000    9,000                   10,000

March 2010
Contributed
capital
(cash)                                        2,000                    2,000

March 2010
Contributed
capital
(services)                                    2,500                    2,500

June 2010
Contributed
capital
(services)                                    2,500                    2,500

Net (loss)
for the
year                                                    (52,793)     (52,793)
         ------- ----- ----------  ------- --------- -----------   ----------

Balance,
June 30,
2010           - $   - 31,500,000  $31,500 $ 21,500  $  (55,793)   $  (2,793)
         ======= ===== ==========  ======= ========= ===========   ==========

  The accompanying notes are an integral part of these financial statements.

                                EnzymeBioSystems
                          (A Development Stage Company)
                            Statements of Cash Flows

                                  For the          From            From
                                   year        June 26, 2009    June 26, 2009
                                   ended       (inception) to  (inception) to
                                 June 30,        June 30,        June 30,
                                   2010            2009            2010
                               --------------  --------------  --------------
OPERATING ACTIVITIES
   Net (loss)                  $     (52,793)  $      (3,000)  $     (55,793)
   Adjustments to reconcile
     net loss to net cash
     used by operating
     activities:
       Increase (decrease) in:
         Accounts payable              1,723               -           1,723
         Accrued expense               3,000           2,500           5,500
         Credit card payable           1,483               -           1,483
         Depreciation                    906               -             906
         Impairment of asset           6,311               -           6,311
         Donated services              7,500               -           7,500
                               --------------  --------------  --------------
   Cash (used) by
   operating activities              (31,870)           (500)        (32,370)

INVESTING ACTIVITIES
  Purchase of furniture and
   equipment                          (7,317)              -          (7,317)
  Sale of furniture and
   equipment                             100               -             100
                               --------------  --------------  --------------
   Cash (used) by
   investing activities               (7,217)              -          (7,217)

FINANCING ACTIVITIES
   Sale of common stock               10,000          30,500          40,500
   Contributed capital                 4,500             500           5,000
                               --------------  --------------  --------------
   Cash provided by
   financing activities               14,500          31,000          45,500
                               --------------  --------------  --------------

NET INCREASE IN CASH                 (24,587)         30,500           5,913
CASH AND EQUIVALENTS -
  BEGINNING OF PERIOD                 30,500               -               -
                               --------------  --------------  --------------
CASH AND EQUIVALENTS -
  END OF PERIOD                $       5,913   $      30,500   $       5,913
                               ==============  ==============  ==============

SUPPLEMENTAL DISCLOSURES:
   Interest paid               $           -   $           -   $           -
   Income taxes paid           $           -   $           -   $           -
   Non-cash transactions       $      13,811   $           -   $      13,811

   The accompanying notes are an integral part of these financial statements.

                               EnzymeBioSystems
                        (A Development Stage Company)
                        Notes to Financial Statements
                                June 30, 2010


NOTE 1 - GENERAL ORGANIZATION AND BUSINESS

EnzymeBioSystems (the "Company") was incorporated under the laws of the state of Nevada on June 26, 2009. The Company has two officers/directors and was organized to conduct any lawful business. The Company manufactures specialty enzymes and enzyme related products.

The Company has minimal operations and in accordance with the provisions of the Financial Accounting Standards Board ("FASB") ASC 915, the Company is considered a development stage company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Accounting
-------------------
The basis is United States generally accepted accounting principles.

Earnings per Share
------------------
The basic earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No Dividends have been paid during the periods shown.

Research and development costs
------------------------------
Research and development costs are expensed as incurred. The amounts of costs expensed for the years ended June 30, 2010 and 2009, were $16,095 and $0, respectively.

                               EnzymeBioSystems
                        (A Development Stage Company)
                        Notes to Financial Statements
                                June 30, 2010


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (Continued)

Income Taxes
------------
The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

Year-end
--------
The Company has selected June 30 as its year-end.

Advertising
-----------
Advertising is expensed when incurred. There has been no advertising during the periods presented herein.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition
-------------------
The Company applies the provision of ASC 605, Revenue Recognition. ASC 605, Revenue Recognition in Financial Statements, provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from August 14, 2006 (inception) to June 30, 2010, the Company has not recognized any revenues.

                               EnzymeBioSystems
                        (A Development Stage Company)
                        Notes to Financial Statements
                                June 30, 2010


NOTE 3.   GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses of $(55,793) for the period from June 26, 2009 (inception) to June 30, 2010. The future of the
Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.


NOTE 4.   STOCKHOLDERS'EQUITY

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

                               EnzymeBioSystems
                        (A Development Stage Company)
                        Notes to Financial Statements
                                June 30, 2010


NOTE 5 - CONTRIBUTED CAPITAL

In July 2009, a director of the Company contributed capital of $2,500 for audit fees.

During the quarters ending December 31, 2009, March 31, 2010 and June 30, 2010, the Company's corporate counsel agreed to prepare, write, EDGARize and provide legal opinion for the Company's interim reports and Form 10-K filing, which the law firm valued at $2,500 for each quarter.

The law firm decided to contribute this capital based on its recommendation that the Company engage the services of an auditor, who had his licensed revoked and was not able to complete the Company's audit for the past fiscal year. Based on this decision, the Company needed to engage a new auditor. The Company's corporate counsel believes this action will help build goodwill for its law firm.

In March 2010, a director of the company contributed capital of $2,000 for audit fees.

NOTE 6 - RELATED PARTY TRANSACTIONS

Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


NOTE 7 - PROVISION FOR INCOME TAXES

The Company accounts for income taxes under ASC 740, "Accounting for Income Taxes", which requires use of the liability method. ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

                               EnzymeBioSystems
                        (A Development Stage Company)
                        Notes to Financial Statements
                                June 30, 2010


NOTE 7 - PROVISION FOR INCOME TAXES (Continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                   U.S federal statutory rate      (35.0%)
                   Valuation reserve                35.0%
                                                   ------
                   Total                               -%

Income tax benefits as of June 30, 2010 and June 30, 2009, are calculated as follows:

                                                Year Ended
                                                 June 30,
                                               2010      2009
                                             --------  --------
                            Book loss        $52,793   $ 3,000
                            Less: Book             -        -
                            depreciation
                            Add: Tax               -        -
                            depreciation
                                             --------  --------
                            Net loss         $52,793   $ 3,000
                            Effective             35%       35%
                            tax rate
                                             --------  --------
                            Tax benefit      $18,478   $ 1,050
                            Valuation       $(18,478)  $(1,050)
                            allowance
                                             --------  --------
                                             $     -   $      -
                                             --------  --------

During the year ended June 30, 2010, the Company recorded a valuation allowance of $(18,478), as compared to $(1,050) for the previous year, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during the year ended June 30, 2010.

                               EnzymeBioSystems
                        (A Development Stage Company)
                        Notes to Financial Statements
                                June 30, 2010


NOTE 8 - RECENT PRONOUNCEMENTS

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company rents its office and laboratory space in an unaffiliated, commercially owned property for use as offices, storage and parking. The Company entered into a lease agreement beginning September 1, 2009 at a monthly rent of $500 per month. This lease expired on August 31, 2010 and was renewed at a monthly rent of $600 per month beginning September 1, 2010. The Company's current lease expires on August 31, 2015.

Minimum lease payments due under the terms of the lease are as follows:

                  Fiscal Year Ending
                       June 30,                      Rent
                  ------------------                -------
                         2010                       $ 5,000
                         2011                         7,000
                         2012                         7,200
                         2013                         7,200
                         2014                         7,200
                         2015                         7,200
                         2016                         1,200
                                                    -------
                         Total                      $42,000

                               EnzymeBioSystems
                        (A Development Stage Company)
                        Notes to Financial Statements
                                June 30, 2010


NOTE 10 - LONG-LIVED ASSET DEPRECIATION AND IMPAIRMENT

In October 2009, the Company placed equipment it purchased into service. This equipment has a service life of 5 years and an estimated salvage value of 10%. Depreciation has been calculated using the straight-line group depreciation method, whereby the cost of the fixed asset, minus the residual salvage value, is divided by the useful life of the fixed asset.

In accordance with ASC-360-10, Accounting for the Impairment or Disposal of Long-lived Assets, we review long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. The Company's policy is to record an impairment loss at each balance sheet date when it is determined that the carrying amount may not be recoverable. Recoverability of these assets is based on undiscounted future cash flows of the related asset. For the year ended June 30, 2010, the Company determined that based on estimated future cash flows, the carrying amount of our furniture and equipment exceeded its fair value by $6,311, and accordingly, recognized an impairment loss.


NOTE 11 - RESEARCH AND DEVELOPMENT REIMBURSEMENT EXPENSES

Our research and development reimbursement expenses consist primarily of fees paid by third-parties to cover our costs to develop and manufacturer enzyme
products.   During the quarter ended June 30, 2010, the Company was
reimbursed for research and development expenses of $10,976 by the Northeastern Ohio Universities College of Medicine. The Company has an oral agreement with the University where the Company develops and produces enzyme product(s) for the University and is reimbursed for its actual research and development expenses related to the development of these enzyme product(s).


NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these financial statements, with no subsequent events to be reported.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."


Management's Report on Internal Control over Financial Reporting
----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of June 30, 2010.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year 2009 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2) inadequate segregation of duties consistent with control objectives;

3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

4) ineffective controls over period end financial disclosure and reporting processes.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended June 30, 2009. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses
------------------------------------------------

Management is pursuing the implementation of corrective measures to address the material weaknesses described below. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

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

We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting
----------------------------------------------------

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.

(c)  Changes in internal controls over financial reporting
----------------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.





Item 9B. Other Information.

None.

                                    PART III

Item 10. Director, Executive Officer and Corporate Governance.

The following table sets forth certain information regarding our current director and executive officer. Our executive officers serve one-year terms. Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current director and executive officer.


Name                         Age   Positions and Offices Held
---------------              ---   --------------------------
Ashot Martirosyan            58    President and Director
Anushavan Yeranosyan         47    Secretary, Treasurer and Director
---------------------------------------------------------------------


Set forth below is a brief description of the background and business experience of our sole officer and director.

Ashot Martirosyan, President and Director
-----------------------------------------

Mr. Martirosyan was the head of the "Anti-Biotics and Enzyme Inhibitors Laboratory" of "Institute of Organic Chemistry" in Yerevan, Armenia until November 2008. He moved to USA November 2008 and started preparing his research results and scientific materials for publications.


Mar. 2009 -
Present Developing business plan, to incorporate and begin operations Of EnzymeBioSystems.

1992 - 2008     Institute of Fine Organic Chemistry,
                National Academy of Sciences, Republic of Armenia
                Head of Antibiotics Laboratory

1984 - 1992     Institute of Fine Organic Chemistry,
                National Academy of Sciences, Republic of Armenia
                Senior Researcher

1976 - 1984     Institute of Fine Organic Chemistry,
                National Academy of Sciences, Republic of Armenia
                Antibiotics Laboratory Researcher

1974 - 1976     Optical-Mechanical Corporation - "Astro"
                Head of Chemical Laboratory
                Republic of Armenia

Education:

1980 - 1984     Yerevan State University
                Ph.D. degree, Candidate of Chemical Sciences: Organic
                Chemistry


1969 - 1974     Moscow Chemical and Technological Institute of D.I. Mendeleev
                Department of Organic Chemistry
                Chemical Technology


Anushavan Yeranosyan, Secretary, Treasurer and Director
-------------------------------------------------------

2002 - 2009     Cutting Systems, Inc.
                Cleveland, Ohio
                United States
                Director of Engineering

2005 - 2009     A & A Medical Supply
                A distributor of health care supplies
                Euclid, Ohio
                Financial advisor

1998 - 2002     Cutting Systems, Inc.
                Cleveland, Ohio
                United States
                Production Manager

1996 - 1998     Cutting Systems, Inc.
                Cleveland, Ohio
                United States
                Engineer

1992 - 1996     Armenian Services LLC
                Yerevan, Armenia
                Founder/Owner

1990 - 1992     Laser Institute
                Yerevan, Armenia
                Project Manager

1988 - 1990     Laser Institute
                Yerevan, Armenia
                Engineer

1984 - 1988     Aviocomplex
                Yerevan, Armenia
                Engineer

Education:

1987 - 1988     Moscow
                Moscow Humanitarian University
                Master's Degree - International Relations


1979 - 1984     State Engineering University of Armenia (Polytechnic)
                Master's Degree
                Electronics

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officer and director, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officer and director, we believe that as of the date of this report they were not current in his 16(a) reports.


Board of Directors
------------------

Our board of directors currently consists of two members, Ashot Martirosyan and Anushavan Yeranosyan. Our directors serve one-year terms.


Audit Committee
---------------

The company does not presently have an Audit Committee. The sole member of the Board sits as the Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.

Committees and Procedures
-------------------------

     (1) The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

     (2) The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

     (3) The members of the Board who act as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

     (4) The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

     (5) The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

     (6) The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

     (7) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

     (8) The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

Code of Ethics
--------------

We have not adopted a Code of Ethics for the Board and any salaried employees.


Limitation of Liability of Directors
------------------------------------

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.


Nevada Anti-Takeover Law and Charter and By-law Provisions
----------------------------------------------------------

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to EnzymeBioSystems Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the EnzymeBioSystems shares, unless the transaction is approved by EnzymeBioSystems's Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of EnzymeBioSystems.

Item 11.  Executive Compensation

The following table sets forth summary compensation information for the fiscal year ended June 30, 2010 for our two officers.



Summary Compensation Table
--------------------------

                                                             All
                             Fiscal                         Other
                              Year                          Compen-
                             ending  Salary Bonus  Awards   sation    Total
Name and Principal Position  Jun. 30   ($)    ($)    ($)      ($)      ($)
-----------------------------------------------------------------------------
Ashot Martirosyan    President 2010    $9,000 -0-      -0-     -0-     $9,000

Anushavan Yeranosyan Sec/Tres  2010    -0-    -0-      -0-     -0-     -0-
-----------------------------------------------------------------------------

We do not maintain key-man life insurance for our executive officer/ director. We do not have any long-term compensation plans or stock option plans.


Stock Option Grants
-------------------

We did not grant any stock options to the executive officer or director from inception through fiscal year end June 30, 2010.


Outstanding Equity Awards at 2010 Fiscal Year-End
-------------------------------------------------

We did not have any outstanding equity awards as of June 30, 2010.

Option Exercises for Fiscal 2010
--------------------------------

There were no options exercised by our named executive officer in fiscal 2009 or 2010.


Potential Payments Upon Termination or Change in Control
--------------------------------------------------------

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of her resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.


Director Compensation
---------------------

The following table sets forth summary compensation information for the fiscal year ended June 30, 2010 for our two directors.


Summary Compensation Table
--------------------------

                                                             All
                             Fiscal                         Other
                              Year                          Compen-
                             ending  Salary Bonus  Awards   sation    Total
Name and Principal Position  Jun. 30   ($)    ($)    ($)      ($)      ($)
-----------------------------------------------------------------------------
Ashot Martirosyan    President 2010    $9,000 -0-      -0-     -0-     $9,000

Anushavan Yeranosyan Sec/Tres  2010    -0-    -0-      -0-     -0-     -0-
-----------------------------------------------------------------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on October 13, 2010 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after October 13, 2010 pursuant to options, warrants, conversion privileges or other right.

The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of EnzymeBioSystems's common stock.

We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

                                             AMOUNT AND
                                             NATURE OF
TITLE OF    NAME OF BENEFICIAL               BENEFICIAL      PERCENT OF
CLASS       OWNER AND POSITION               OWNERSHIP       CLASS(1)
-----------------------------------------------------------------------
Common      Ashot Martirosyan(2)           10,000,000           31.7%
            President/Director

Common      Anushavan Yeranosyan(3)        10,000,000           31.7%
            Secretary/Treasurer
                                         ------------------------------
DIRECTORS AND OFFICERS
AS A GROUP (2 persons)                     20,000,000           63.4%

(1)  Percent of Class is based on 31,500,000 shares issued and outstanding.

(2)  Ashot Martirosyan, 16773 W Park Drive, Chagrin Falls, Ohio, 44023.

(3)  Anushavan Yeranosyan, 16773 W Park Drive, Chagrin Falls, Ohio, 44023


We are not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.


Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our officers and directors are also our primary shareholders. Together, our officers and directors control 20,000,000 shares of our common stock, or 63.4% of our outstanding common stock.

Through a Board Resolution, the Company hired the professional services of Seale and Beers, Certified Public Accountants, to perform audited financials for the Company. Seale and Beers, CPAs own no stock in the Company. The company has no formal contracts with its accountants, as they are paid on a fee for service basis.

Item 14. Principal Accountant Fees and Services.

Seale and Beers, CPAs served as our principal independent public accountants for reporting fiscal years ending June 30, 2010 and June 30, 2009.
Aggregate fees billed to us for the years ended June 30, 2010 and 2008 for audit fees were as follows:


                                                         For the Years Ended
                                                              June 30,
                                                         -------------------
                                                            2010      2009
                                                         -------------------
(1) Audit Fees(1)                                          $9,625    $2,500
(2) Audit-Related Fees                                       -0-       -0-
(3) Tax Fees                                                 -0-       -0-
(4) All Other Fees                                           -0-       -0-

Total fees paid or accrued to our principal auditor.


(1) Audit Fees include fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.


Audit Committee Policies and Procedures
---------------------------------------

We do not have an audit committee; therefore our directors pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and
(iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of Seale and Beers, CPAs for the proposed services. In the fiscal year ending June 30, 2010, all fees paid to Seale and Beers, CPAs were unanimously pre-approved in accordance with this policy.

Less than 50 percent of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules.


The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

                                                                     Page
                                                                     ----
Management's Report on Internal Control Over Financial Reporting       32
Report of Independent Registered Public Accounting Firm               F-1
Balance Sheets                                                        F-2
Statements of Operations                                              F-3
Statements of Stockholders' Equity                                    F-4
Statements of Cash Flows                                              F-5

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index
                                                 Incorporated by reference
                                                 -------------------------
                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
 3.1       Articles of Incorporation,           S-1   6/30/09   3.1  09/28/2009
           as currently in effect
-------------------------------------------------------------------------------
 3.2       Bylaws                               S-1   6/30/09   3.2  09/28/2009
           as currently in effect
-------------------------------------------------------------------------------
10.1       Agreement between              X
           EnzymeBioSystems and
           Northeastern Ohio Universities
           College of Medicine, dated
           July 9, 2010
-------------------------------------------------------------------------------
99.1       Subscription Agreement               S-1   6/30/09  99.1  09/28/2009
-------------------------------------------------------------------------------
31.1       Certification of its          X
           Principal Executive Officer,
           pursuant to Section 302
           of the Sarbanes-Oxley Act
-------------------------------------------------------------------------------
31.2       Certification of its          X
           Principal Financial Officer,
           pursuant to Section 302
           of the Sarbanes-Oxley Act
-------------------------------------------------------------------------------
32.1       Certification of its          X
           Principal Executive Officer
           pursuant to Section 906
           of the Sarbanes-Oxley Act
-------------------------------------------------------------------------------
32.2       Certification of its          X
           Principal Financial Officer,
           pursuant to Section 906
           of the Sarbanes-Oxley Act
-------------------------------------------------------------------------------

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       EnzymeBioSystems
--------------------------
        Registrant

By: /s/ Ashot Martirosyan
    ---------------------------
        Ashot Martirosyan
        President and Director
        Principal Executive Officer

By: /s/ Anushavan Yeranosyan
    ---------------------------
        Anushavan Yeranosyan
        Secretary/Treasurer
        Principal Accounting Officer

Date:  October 13, 2010
       ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name


By: /s/ Ashot Martirosyan
    ---------------------------
        Ashot Martirosyan
        President and Director
        Principal Executive Officer

By: /s/ Anushavan Yeranosyan
    ---------------------------
        Anushavan Yeranosyan
        Secretary/Treasurer
        Principal Accounting Officer

Date:  October 13, 2010
       ----------------