Form 10-Q
period 2010-09-30
EnzymeBioSystems
filed 2010-11-15
CIK 1471968

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

                For the quarterly period ended September 30, 2010

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                               ------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

As of November 15, 2010, the registrant's outstanding common stock consisted of 31,500,000 shares, $0.001 par value. Authorized - 195,000,000 common voting shares. No preferred issued, 5,000,000 preferred shares, par value $0.001 authorized.

                              Table of Contents
                           EnzymeBioSystems
                             Index to Form 10-Q
              For the Quarterly Period Ended September 30, 2010


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of September 30, 2010 and June 30, 2009              3

   Statements of Operations for the three months
     ended September 30, 2010                                             4

   Statements of Cash Flows for the three months
    ended September 30, 2010                                              5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      18

Item 4.  Controls and Procedures                                         18

Part II  Other Information

Item 1.  Legal Proceedings                                               22

Item 1A. Risk Factors                                                    22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     22

Item 3.  Defaults Upon Senior Securities                                 22

Item 4.  Submission of Matters to a Vote of Security Holders             22

Item 5.  Other Information                                               22

Item 6.  Exhibits                                                        23

Signatures                                                               24


Part I.  Financial Information

Item 1.  Financial Statements

                                EnzymeBioSystems
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                  (Unaudited)

                                                September 30,    June 30,
                                                    2010           2010
                                                ------------  ------------
ASSETS

Current Assets:
   Cash and cash equivalents                    $    32,124   $     5,913
                                                ------------  ------------
     Total current assets                            32,124         5,913
                                                ------------  ------------
TOTAL ASSETS                                    $    32,124   $     5,913
                                                ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                             $     2,210   $     1,723
   Accrued expenses                                   1,750         5,500
   Credit card payable                                  475         1,483
   Deposits (See Note 6)                             50,000             -
                                                ------------  ------------
     Total current liabilities                       54,435         8,706
                                                ------------  ------------

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, none issued and
     outstanding as of 9/30/10 and 6/30/10,
     respectively                                         -             -
   Common stock, $0.001 par value, 195,000,000
     shares authorized, 31,500,000 and 31,500,000
     shares issued and outstanding as of 9/30/10
     and 6/30/10, respectively                       31,500        31,500
   Additional Paid-in Capital                        26,000        21,500
   (Deficit) accumulated during
     development stage                              (79,811)      (55,793)
                                                ------------  ------------
     Total stockholders' equity (deficit)           (22,311)       (2,793)
                                                ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $    32,124   $     5,913
                                                ============  ============

       The accompanying notes are an integral part of these interim financial statements.

                                EnzymeBioSystems
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                  (Unaudited)

                                                                   From
                                                               June 26, 2009
                                For the three months ended     (inception) to
                               September 30,   September 30,   September 30,
                                   2010            2009            2010
                               --------------  --------------  --------------
REVENUE                        $           -   $           -   $           -

OPERATING EXPENSES:
   Auditing fees                       1,770               -          13,895
   General & administrative            5,558           1,753          28,296
   Incorporating fees                      -               -             500
   Research & development             10,690           4,541          26,786
   Research & development
     reimbursement (See note 11)           -               -         (10,976)
   Salaries                            6,000               -          15,000
                               --------------  --------------  --------------
     Total operating expenses         24,018           6,294          73,501
                               --------------  --------------  --------------

Loss from operations                 (24,018)         (6,294)        (73,501)

OTHER EXPENSES:
   Loss on impairment of
    furniture and equipment                -               -          (6,311)
                               --------------  --------------  --------------
     Total other expense                   -               -          (6,311)
                               --------------  --------------  --------------

Net (loss) before income taxes       (24,018)         (6,294)        (79,811)

Provision for income tax                   -               -               -
                               --------------  --------------  --------------

NET (LOSS)                     $     (24,018)  $      (6,294)  $     (79,811)
                               ==============  ==============  ==============

BASIC LOSS PER SHARE           $       (0.00)  $       (0.00)
                               ==============  ==============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND FULLY DILUTED         31,500,000      30,500,000
                               ==============  ==============

       The accompanying notes are an integral part of these interim financial statements.

                                EnzymeBioSystems
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                   From
                                                               June 26, 2009
                                For the three months ended     (inception) to
                               September 30,   September 30,   September 30,
                                   2010            2009            2010
                               --------------  --------------  --------------
OPERATING ACTIVITIES
   Net (loss)                  $     (24,018)  $      (6,294)  $     (79,811)
   Adjustments to reconcile
     net loss to net cash
     used by operating
     activities:
       Increase (decrease) in:
         Accounts payable             (1,263)              -           2,210
         Accrued expense              (2,000)         (2,500)          1,750
         Credit card payable          (1,008)          4,740             475
         Depreciation                      -               -             906
         Impairment of asset               -               -           6,311
         Contributed services          2,500               -          10,000
         Customer deposits            50,000               -          50,000
                               --------------  --------------  --------------
   Cash provided by (used in)
   operating activities               24,211          (4,054)         (8,159)

INVESTING ACTIVITIES
  Purchase of furniture and
   equipment                               -          (2,073)         (7,317)
  Sale of furniture and
   equipment                               -          (2,073)            100
                               --------------  --------------  --------------
   Cash (used in)
   investing activities                    -               -          (7,217)

FINANCING ACTIVITIES
   Sale of common stock                    -               -          40,500
   Contributed capital                 2,000           2,500           7,000
                               --------------  --------------  --------------
   Cash provided by
   financing activities                2,000           2,500          47,500
                               --------------  --------------  --------------

NET INCREASE IN CASH                  26,211          (3,627)         32,124
CASH AND EQUIVALENTS -
  BEGINNING OF PERIOD                  5,913          30,500               -
                               --------------  --------------  --------------
CASH AND EQUIVALENTS -
  END OF PERIOD                $      32,124   $      26,873   $      32,124
                               ==============  ==============  ==============

SUPPLEMENTAL DISCLOSURES:
   Interest paid               $           -   $           -   $           -
   Income taxes paid           $           -   $           -   $           -
   Non-cash transactions       $       2,500   $           -   $      16,311

       The accompanying notes are an integral part of these interim financial statements.

                               EnzymeBioSystems
                          (A Development Stage Company)
               Notes to the Condensed Interim Financial Statements
                               September 30, 2010
                                  (Unaudited)


NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2010 audited financial statements. The results of operations for the period ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

Basis of Presentation
---------------------
In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions the affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Form 10-K.

                               EnzymeBioSystems
                          (A Development Stage Company)
               Notes to the Condensed Interim Financial Statements
                               September 30, 2010
                                  (Unaudited)


NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2010, the Company has not recognized any revenues and has accumulated operating losses of approximately $79,811 since inception.
The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Recent Accounting Pronouncements
--------------------------------
The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

                               EnzymeBioSystems
                          (A Development Stage Company)
               Notes to the Condensed Interim Financial Statements
                               September 30, 2010
                                  (Unaudited)


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


NOTE 5 - CONTRIBUTED CAPITAL

During the quarter ending September 30, 2010, an officer and director of the Company contributed $2,000 for working capital.

During the quarter ending September 30, 2010, the Company's corporate counsel agreed to prepare, write, EDGARize and provide legal opinion for the Company's interim reports and Form 10 filing, which the law firm valued at $2,500. The law firm decided to contribute this capital to help build goodwill for its law firm.


NOTE 6 - FUNDING

During the Quarter ending September 30, 2010, the company entered into negotiations with an accredited investor to help fund the operations of the Company, and cover its IND project expenses with Northeastern Ohio Universities College of Medicine d/b/a Northeastern Ohio Universities Colleges of Medicine and Pharmacy in Rootstown, Ohio. As the negotiations progressed, the accredited investor advanced the company $50,000 towards finalizing the purchase of an equity position in the Company. No final agreement has been negotiated, no shares have been issued for these funds, and no debt instrument has been executed. Management expects to raise a total of $150,000 from this accredited investor, with the negotiations concluding before the end of December, 2010.


NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this report, with no subsequent events to be reported.

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

Management is evaluating an enzyme compound which it believes has a specific therapeutic value in fighting tumors. In an effort to evaluate this compound, management, on or about July 9, 2010 entered into an agreement with Northeastern Ohio Universities College of Medicine d/b/a Northeastern Ohio Universities Colleges of Medicine and Pharmacy in Rootstown, Ohio, to perform rat studies. The research will study a series of semisynthetic penicillins and cephalosporins containing structural fragments of the well-known antitumor antibiotic sarcomycin. Specifically, the two areas of this study will include: 1) an examination of the in vitro cytotoxicity of penicillin analogs against hepatocellular carcinoma cells; and 2) Investigate the dose-responsive antitumor actions of penicillin analogs against chemically-induced hepatic tumorigenesis in rats.

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

Results of Operations for the quarter ended September 30, 2010
--------------------------------------------------------------

During the three period ended September 30, 2010, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months.

In its most recent three month operating period ended September 30, 2010, the Company generated no revenues. During the three months ended September 30, 2010, the Company had auditing fee expenses of $1,750, general and administrative expenses of $5,558. For the three months ending September 30, 2010, the Company's research and development expenses were $10,690 as compared to $4,541 for the same period last year. Research and development expenses increased based on preparing additional enzymes for IND research development. During the three months ended September 30, 2010, the Company experienced total operating expenses of $24,018 as compared to $6,294 for the same period last year. The increase in expenses in due to the increased activities of the Company as compared to last year, when the Company was just beginning its operations. Since the Company's inception, on June 26, 2009, the Company experienced a net lost $(79,811).

Revenues
--------

The Company has generated no revenues since its inception. As of September 30, 2010, the Company had an accumulated deficit of $(79,811) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management believes developmental and marketing costs will most likely exceed any anticipated revenues for the coming year. Management is evaluating an enzyme compound which it believes has a specific therapeutic value in fighting tumors. On or about July 9, 2010 management entered into agreement an with Northeastern Ohio Universities College of Medicine d/b/a Northeastern Ohio Universities Colleges of Medicine and Pharmacy in Rootstown, Ohio, to perform rat studies. The research will study a series of semisynthetic penicillins and cephalosporins containing structural fragments of the well-known antitumor antibiotic sarcomycin. Specifically, the two areas of this study will include: 1) an examination of the in vitro cytotoxicity of penicillin analogs against hepatocellular carcinoma cells; and 2) Investigate the dose-responsive antitumor actions of penicillin analogs against chemically-induced hepatic tumorigenesis in rats.

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

Summary of any product research and development that we will perform for the term of our plan of operation.
-----------------------------------------------------------------------------

We plan to deploy our enzyme technologies across diverse markets that represent commercial opportunities in helping us build visibility for
EnzymeBioSystems.   We plan to use enzyme technologies to develop commercial
solutions for a broad range of applications within the specialty chemical industry. These markets are largely served by a small number of large, well-
established businesses and research university centers.   We plan to work
collaboratively with those industrial companies to develop differentiated, high performance enzyme solutions for their target markets, and to leverage their well-developed distribution capabilities to better exploit commercial opportunities.

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

Expected purchase or sale of plant and significant equipment.
-------------------------------------------------------------

We opened a laboratory where are producing enzymes on a small scale, we are in the process of developing additional enzymes products.


Significant changes in the number of employees.
-----------------------------------------------

As of September 30, 2010, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 195,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.
As of November 15, 2010, the Company has 31,500,000 shares of common stock issued and outstanding. As of September 30, 2010, the Company had current assets of $32,124 and current liabilities of $54,435.

During the Quarter ending September 30, 2010, the company entered into negotiations with an accredited investor to help fund the operations of the Company, especially its IND project with Northeastern Ohio Universities College of Medicine d/b/a Northeastern Ohio Universities Colleges of Medicine and Pharmacy in Rootstown, Ohio. As the negotiations progressed, the accredited investor advanced the company $50,000 towards finalizing the purchase of an equity position in the Company. Once the negotiations are completed, management expects to raise a total of $150,000 from the accredited investor. Management expects the negotiations to be completed during the quarter ending December 31, 2010.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the six months ended September 30, 2010. No officer or director received stock options or other non-cash compensation since the Company's inception through September 30, 2010. The Company has no employment agreements in place with its officers. Nor does the Company owe its officers any accrued compensation, as the Officers agreed to work for company at no cost, until the company can become profitable on a consistent Quarter-to-Quarter basis.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."


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

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of quarter related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q/A, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2) inadequate segregation of duties consistent with control objectives;

3) ineffective controls over period end financial disclosure and reporting processes.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended June 30, 2010. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

This quarterly report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.

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


Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and the discussion in
Item 1, above, under " Liquidity and Capital Resources."


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.


Item 3 -- Defaults Upon Senior Securities

None.


Item 4 -- Submission of Matters to a Vote of Security Holders

None.


Item 5 -- Other Information

On November 4, 2010, the Company's common stock was cleared for quotation on the OTC-BB, under the stock symbol: ENZB. No trades have taken place since it was cleared for quotation.

Item 6 -- Exhibits


                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
 3.1       Articles of Incorporation,           S-1   6/30/09   3.1  09/28/2009
           as currently in effect
-------------------------------------------------------------------------------
 3.2       Bylaws                               S-1   6/30/09   3.2  09/28/2009
           as currently in effect
-------------------------------------------------------------------------------
10.1       Agreement between                    10-K  6/30/10  10.1  10/13/2010
           EnzymeBioSystems and
           Northeastern Ohio Universities
           College of Medicine, dated
           July 9, 2010
-------------------------------------------------------------------------------
99.1       Subscription Agreement               S-1   6/30/09  99.1  09/28/2009
-------------------------------------------------------------------------------
31.1       Certification of its          X
           Principal Executive Officer,
           pursuant to Section 302
           of the Sarbanes-Oxley Act
-------------------------------------------------------------------------------
31.2       Certification of its          X
           Principal Financial Officer,
           pursuant to Section 302
           of the Sarbanes-Oxley Act
-------------------------------------------------------------------------------
32.1       Certification of its          X
           Principal Executive Officer
           pursuant to Section 906
           of the Sarbanes-Oxley Act
-------------------------------------------------------------------------------
32.2       Certification of its          X
           Principal Financial Officer,
           pursuant to Section 906
           of the Sarbanes-Oxley Act
-------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                               EnzymeBioSystems
                                          --------------------------
                                                  Registrant


Date:  November 15, 2010          By:   /s/ Ashot Martirosyan
       -----------------          -------------------------------------
                                       By:  Ashot Martirosyan
                                       Its: Principal Executive Officer

Date:  November 15, 2010          By:   /s/ Anushavan Yeranosyan
       -----------------          -------------------------------------
                                       By:  Anushavan Yeranosyan
                                       Its: Principal Accounting Officer