Form 10-Q
period 2010-12-31
EnzymeBioSystems
filed 2011-02-22
CIK 1471968

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

                For the quarterly period ended December 31, 2010

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

As of February 18, 2011, the registrant's outstanding common stock consisted of 31,500,000 shares, $0.001 par value. Authorized - 195,000,000 common voting shares. One millions Series A preferred issued, 5,000,000 preferred shares, par value $0.001 authorized.

                             Table of Contents
                             EnzymeBioSystems
                             Index to Form 10-Q
              For the Quarterly Period Ended December 31, 2010


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of December 31, 2010 and June 30, 2009               3

   Statements of Operations for the three and six months
     ended December 31, 2010                                              4

   Statements of Cash Flows for the six months
    ended December 31, 2010                                               5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      18

Item 4.  Controls and Procedures                                         18

Part II  Other Information

Item 1.  Legal Proceedings                                               22

Item 1A. Risk Factors                                                    22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     22

Item 3.  Defaults Upon Senior Securities                                 22

Item 4.  Submission of Matters to a Vote of Security Holders             22

Item 5.  Other Information                                               22

Item 6.  Exhibits                                                        23

Signatures                                                               24


Part I.  Financial Information
Item 1.  Financial Statements

                                EnzymeBioSystems
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                  (Unaudited)

                                                December 31,    June 30,
                                                    2010          2010
                                                ------------  ------------
ASSETS

Current Assets:
   Cash and cash equivalents                    $     4,424   $     5,913
                                                ------------  ------------
     Total current assets                             4,424         5,913
                                                ------------  ------------
TOTAL ASSETS                                    $     4,424   $     5,913
                                                ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                             $     3,315   $     1,723
   Accrued expenses                                   1,750         5,500
   Credit card payable                                   46         1,483
   Deposits (See Note 6)                             50,000             -
                                                ------------  ------------
     Total current liabilities                       55,111         8,706
                                                ------------  ------------

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, none issued and
     outstanding as of 12/31/10 and 6/30/10,
     respectively                                         -             -
   Common stock, $0.001 par value, 195,000,000
     shares authorized, 31,500,000 and 31,500,000
     shares issued and outstanding as of 12/31/10
     and 6/30/10, respectively                       31,500        31,500
   Additional Paid-in Capital                        28,500        21,500
   (Deficit) accumulated during
     development stage                             (110,687)      (55,793)
                                                ------------  ------------
     Total stockholders' equity (deficit)           (50,687)       (2,793)
                                                ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $     4,424   $     5,913
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

                                EnzymeBioSystems
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                  (Unaudited)

                                                                     From
                  For the three               For the six       June 26, 2009
                  months ended                months ended       (inception)
             ------------------------- -------------------------      to
             December 31, December 31, December 31, December 31, December 31,
                 2010         2009         2010         2009         2010
             ------------ ------------ ------------ ------------ ------------

REVENUE      $         -  $         -  $         -  $         -  $         -

OPERATING EXPENSES:
 Auditing fees     2,625        3,250        4,395        3,250       16,520
 General &
  administrative   8,506        7,051       14,064        8,804       36,801
 Incorporating
  fees                 -            -            -            -          500
 Research &
  development     13,745        3,501       24,435        8,043       40,531
 Research &
  development
  reimbursement
  (See note 11)        -            -            -            -      (10,976)
 Salaries          6,000        3,000       12,000        3,000       21,000
             ------------ ------------ ------------ ------------ ------------
Total operating
 expenses         30,876       16,802       54,894       23,097      104,376
             ------------ ------------ ------------ ------------ ------------

Loss from
 operations      (30,876)     (16,802)     (54,894)     (23,097)    (104,376)

OTHER EXPENSES:
 Loss on impairment
  of furniture
  and equipment        -            -            -            -       (6,311)
             ------------ ------------ ------------ ------------ ------------
Total other
 expense               -            -            -            -       (6,311)
             ------------ ------------ ------------ ------------ ------------

Net (loss)
before income
taxes            (30,876)     (16,802)     (54,894)     (23,097)    (110,687)

Provision for
 income tax            -            -            -            -            -
             ------------ ------------ ------------ ------------ ------------

NET (LOSS)   $   (30,876) $   (16,802) $   (54,894) $   (23,097) $  (110,687)
             ============ ============ ============ ============ ============

BASIC LOSS
 PER SHARE   $     (0.00) $     (0.00) $     (0.00) $     (0.00)
             ============ ============ ============ ============

WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING -
 BASIC AND
 FULLY DILUTED 31,500,000   30,500,000   31,500,000   30,500,000
             ============ ============ ============ ============

       The accompanying notes are an integral part of these interim financial statements.

                                EnzymeBioSystems
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                   From
                                                               June 26, 2009
                                 For the six months ended     (inception) to
                                December 31,    December 31,    December 31,
                                   2010            2009            2010
                               --------------  --------------  --------------
OPERATING ACTIVITIES
   Net (loss)                  $     (54,894)  $     (23,097)  $    (110,687)
         Depreciation                      -             302             906
         Impairment of asset               -               -           6,311
         Contributed services          5,000               -          12,500
   Adjustments to reconcile
     net loss to net cash
     used by operating
     activities:
       Increase (decrease) in:
         Accounts payable              1,592           1,500           3,315
         Accrued expense              (3,750)           (750)          1,750
         Credit card payable          (1,437)            (78)             46
         Customer deposits            50,000               -          50,000
                               --------------  --------------  --------------
   Cash provided by (used in)
   operating activities               (3,489)        (22,123)        (35,859)

INVESTING ACTIVITIES
  Purchase of furniture and
   equipment                               -          (6,711)         (7,317)
  Sale of furniture and
   equipment                               -               -             100
                               --------------  --------------  --------------
   Cash (used in)
   investing activities                    -          (6,711)         (7,217)

FINANCING ACTIVITIES
   Sale of common stock                    -               -          40,500
   Contributed capital                 2,000           5,000           7,000
                               --------------  --------------  --------------
   Cash provided by
   financing activities                2,000           5,000          47,500
                               --------------  --------------  --------------

NET INCREASE IN CASH                  (1,489)        (23,834)          4,424
CASH AND EQUIVALENTS -
  BEGINNING OF PERIOD                  5,913          30,500               -
                               --------------  --------------  --------------
CASH AND EQUIVALENTS -
  END OF PERIOD                $       4,424   $       6,666   $       4,424
                               ==============  ==============  ==============

SUPPLEMENTAL DISCLOSURES:
   Interest paid               $           -   $           -   $           -
   Income taxes paid           $           -   $           -   $           -
   Non-cash transactions       $       5,000   $           -   $      18,811

       The accompanying notes are an integral part of these interim financial statements.

                               EnzymeBioSystems
                          (A Development Stage Company)
               Notes to the Condensed Interim Financial Statements
                               December 31, 2010
                                  (Unaudited)


NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2010 audited financial statements. The results of operations for the period ended December 31, 2010 are not necessarily indicative of the operating results for the full year.

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

                               EnzymeBioSystems
                          (A Development Stage Company)
               Notes to the Condensed Interim Financial Statements
                               December 31, 2010
                                  (Unaudited)


NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2010, the Company has not recognized any revenues and has accumulated operating losses of approximately $110,687 since inception.
The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

                               EnzymeBioSystems
                          (A Development Stage Company)
               Notes to the Condensed Interim Financial Statements
                               December 31, 2010
                                  (Unaudited)


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


NOTE 5 - CONTRIBUTED CAPITAL

During the six months ending December 31, 2010, the Company's corporate counsel agreed to prepare, write, EDGARize and provide legal opinion for the Company's interim reports and Form 10 filing, which the law firm valued at $5,000. The law firm decided to contribute this capital to help build goodwill for its law firm.


NOTE 6 - DEPOSITS

During the quarter ending September 30, 2010, the company entered into negotiations with an accredited investor to help fund the operations of the Company, and cover its IND project expenses with Northeastern Ohio Universities College of Medicine d/b/a Northeastern Ohio Universities Colleges of Medicine and Pharmacy in Rootstown, Ohio, resulting in the accredited investor advancing the company $50,000 towards the purchase of an equity position in the Company. The negotiations were finalized on January 28, 2011 (see Note 7).


NOTE 7 - SUBSEQUENT EVENTS

On January 28, 2011, EnzymeBioSystems entered into an Exclusive Technology License and Patents Agreement with Berkeley Clinic LC, an Arizona Limited Liability Company, whereby Berkeley Clinic LC was granted:

1) an exclusive fifty (50) percent ownership in all EnymeBioSystems proprietary enzyme products;
2) the assignment of all rights, title and interest in all future patents (domestic and foreign) granted in all enzyme products developed by EnzymeBioSystems; and,
3) and one million (1,000,000) unregistered restricted Series A Preferred shares of EnzymeBioSystems,

in exchange for One Hundred Fifty Thousand ($150,000) Dollars. The Series A Preferred Share carry a voting weight equal to ten (10) Common Shares. The shares of Series A Preferred Stock are not redeemable and cannot be converted into Common Shares, unless it is approved by the Board of Directors and agreed upon by the Series A Preferred Shareholders. The Company plans to use these funds to further capitalize the Company, and develop proprietary enzyme products.

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


Recent Event
------------

On January 28, 2011, EnzymeBioSystems entered into an Exclusive Technology License and Patents Agreement with Berkeley Clinic LC, an Arizona Limited Liability Company, whereby Berkeley Clinic LC was granted:

1) an exclusive fifty (50) percent ownership in all EnymeBioSystems proprietary enzyme products;
2) the assignment of all rights, title and interest in all future patents (domestic and foreign) granted in all enzyme products developed by EnzymeBioSystems; and,
3) and one million (1,000,000) unregistered restricted Series A Preferred shares of EnzymeBioSystems,

in exchange for One Hundred Fifty Thousand ($150,000) Dollars. The Series A Preferred Share carry a voting weight equal to ten (10) Common Shares. The shares of Serices A Preferred Stock are not redeemable and cannot be converted into Common Shares, unless it is approved by the Board of Directors and agreed upon by the Series A Preferred Shareholders. The Company plans to use these funds to further capitalize the Company, and develop proprietary enzyme products.

Results of Operations for the three and six months ended December 31, 2010
--------------------------------------------------------------------------

During the six period ended December 31, 2010, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months.

In its most recent three month operating period ended December 31, 2010, the Company generated no revenues.

For the three months ending December 31, 2010, we experienced a net loss of $(30,876) as compared to a net loss of $(16,802) for the same period last year. The net loss for the three months ending December 31, 2010 was contributed to audit fees of $2,625, administrative fees of $8,506, research and development of $13,745 and salaries of $6,000. For the six months ending December 31, 2010, we experienced a net loss of $(54,894) as compared to a net loss of $(23,097) for the same period last year. The net loss for the six months ending December 31, 2010 was contributed to audit fees of $4,395, administrative fees of $14,064, research and development of $24,435 and salaries of $12,000. The expenses increased from the previous year as the Company ramped-up its operations and infrastructure. The previous year the Company was just beginning its operations.

Revenues
--------

The Company has generated no revenues since its inception. As of December 31, 2010, the Company had an accumulated deficit of $(110,687) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Plan of Operation
-----------------

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management believes developmental and marketing costs will most likely exceed any anticipated revenues for the coming year. Management is evaluating an enzyme compound which it believes has a specific therapeutic value in fighting tumors. On or about July 9, 2010, management entered into agreement an with Northeastern Ohio Universities College of Medicine d/b/a Northeastern Ohio Universities Colleges of Medicine and Pharmacy in Rootstown, Ohio, to perform rat studies. The research will study a series of semisynthetic penicillins and cephalosporins containing structural fragments of the well-known antitumor antibiotic sarcomycin. Specifically, the two areas of this study will include: 1) an examination of the in vitro cytotoxicity of penicillin analogs against hepatocellular carcinoma cells; and 2) Investigate the dose-responsive antitumor actions of penicillin analogs against chemically-induced hepatic tumorigenesis in rats.

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


Going Concern
-------------

Our independent auditors included an explanatory paragraph in their report filed with our financial statements for the fiscal year ended June 30, 2010 regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.


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


Significant changes in the number of employees.
-----------------------------------------------

As of December 31, 2010, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 195,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.
As of February 18, 2011, the Company has 31,500,000 shares of common stock issued and outstanding and 1,000,000 of its Series A Preferred Shares issued and outstanding. As of December 31, 2010, the Company had current assets of $4,424 and current liabilities of $55,111.

On January 28, 2011, the company entered into an Exclusive Technology License and Patents Agreement with an accredited investor to help fund the operations of the Company, especially its IND project with Northeastern Ohio Universities College of Medicine d/b/a Northeastern Ohio Universities Colleges of Medicine and Pharmacy in Rootstown, Ohio. The accrediated investor entered into this exclusive licensing agreement and issued one million of its Series A Preferred shares in exchange for $150,000.

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

As a result of our the Company's current limited available cash, no officer or director received any stock options or other non-cash compensation since the Company's inception through December 31, 2010. The Company has no employment agreements in place with its officers.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of December 31, 2010.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of quarter related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the quarter ended December 31, 2010. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

On January 28, 2011, EnzymeBioSystems agreed to issue one million (1,000,000) shares of its unregistered restricted Series A Preferred Stock to an accredited investor. The shares were issued pursuant to Regulation D, Rule 506 of the Securities Exchange Act of 1934. All securities were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale. Before the investor received these unregistered securities they were known to our management, through pre-existing business relationships. The investor was provided access to all material information, which they requested and all information necessary to verify such information and was afforded access to our management in connection with this transaction. The investor acquired these securities for investment and not with a view toward distribution, acknowledging such intent to us. They understood the ramifications of their actions. The shares of common stock issued will contain a legend restricting transferability absent registration or applicable exemption.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

On November 4, 2010, the Company's common stock was cleared for quotation on the OTC-BB, under the stock symbol: ENZB. No trades have taken place since it was cleared for quotation.

The Board of Directors approved Articles of Designation for the Company's Series A Preferred Shares. The Series A Preferred Share carry a voting weight equal to ten (10) Common Shares. The shares of Series A Preferred Stock are not redeemable and cannot be converted into Common Shares, unless it is approved by the Board of Directors and agreed upon by the Series A Preferred Shareholders. The Articles of Designation were filed with the Nevada Secretary of State on January 13, 2011.

Item 6 -- Exhibits

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
 3.1       Articles of Incorporation,           S-1   6/30/09   3.1  09/28/2009
           as currently in effect
-------------------------------------------------------------------------------
 3.2       Bylaws                               S-1   6/30/09   3.2  09/28/2009
           as currently in effect
-------------------------------------------------------------------------------
 3.3       Articles of Designation,             8-K   1/28/11   3.3  02/01/2011
           dated January 13, 2011.
-------------------------------------------------------------------------------
10.1       Agreement between                    10-K  6/30/10  10.1  10/13/2010
           EnzymeBioSystems and
           Northeastern Ohio Universities
           College of Medicine, dated
           July 9, 2010
-------------------------------------------------------------------------------
10.2       Exclusive Technology License       8-K   1/28/11   3.3  02/01/2011
           and Patents Agreement between
           EnzymeBioSystems and Berkeley
           Clinic LC, dated January 28, 2011
-------------------------------------------------------------------------------
99.1       Subscription Agreement               S-1   6/30/09  99.1  09/28/2009
-------------------------------------------------------------------------------
31.1       Certification of its          X
           Principal Executive Officer,
           pursuant to Section 302
           of the Sarbanes-Oxley Act
-------------------------------------------------------------------------------
31.2       Certification of its          X
           Principal Financial Officer,
           pursuant to Section 302
           of the Sarbanes-Oxley Act
-------------------------------------------------------------------------------
32.1       Certification of its          X
           Principal Executive Officer
           pursuant to Section 906
           of the Sarbanes-Oxley Act
-------------------------------------------------------------------------------
32.2       Certification of its          X
           Principal Financial Officer,
           pursuant to Section 906
           of the Sarbanes-Oxley Act
-------------------------------------------------------------------------------

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


Date:  February 18, 2011          By:   /s/ Ashot Martirosyan
       -----------------         -------------------------------------
                                       By:  Ashot Martirosyan
                                       Its: Principal Executive Officer

Date:  February 18, 2011          By:   /s/ Anushavan Yeranosyan
       -----------------         -------------------------------------
                                       By:  Anushavan Yeranosyan
                                       Its: Principal Accounting Officer