Form 10-Q
period 2011-03-31
EnzymeBioSystems
filed 2011-05-16
CIK 1471968

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

                For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of May 16, 2011, the registrant's outstanding common stock consisted of 31,500,000 shares, $0.001 par value. Authorized - 195,000,000 common voting shares. One millions Series A preferred issued, 5,000,000 preferred shares, par value $0.001 authorized.

                             Table of Contents
                             EnzymeBioSystems
                             Index to Form 10-Q
              For the Quarterly Period Ended March 31, 2011


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of March 31, 2011 and June 30, 2010                  3

   Statements of Operations for the three and nine months
     ended March 31, 2011                                                 4

   Statements of Cash Flows for the nine months
    ended March 31, 2011                                                  5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      17

Item 4.  Controls and Procedures                                         17

Part II  Other Information

Item 1.  Legal Proceedings                                               21

Item 1A. Risk Factors                                                    21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     21

Item 3.  Defaults Upon Senior Securities                                 21

Item 4.  Submission of Matters to a Vote of Security Holders             21

Item 5.  Other Information                                               21

Item 6.  Exhibits                                                        22

Signatures                                                               23


Part I.  Financial Information
Item 1.  Financial Statements

                                EnzymeBioSystems
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                  (Unaudited)

                                                  March 31,     June 30,
                                                    2011          2010
                                                ------------  ------------
ASSETS

Current Assets:
   Cash and cash equivalents                    $    76,318   $     5,913
                                                ------------  ------------
     Total current assets                            76,318         5,913
                                                ------------  ------------
TOTAL ASSETS                                    $    76,318   $     5,913
                                                ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                             $       690   $     1,723
   Accrued expenses                                   1,750         5,500
   Credit card payable                                    -         1,483
                                                ------------  ------------
     Total current liabilities                        2,440         8,706
                                                ------------  ------------

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, 1,000,000 and 0 issued and
     outstanding as of 3/31/11 and 6/30/10,
     respectively                                     1,000             -
   Common stock, $0.001 par value, 195,000,000
     shares authorized, 31,500,000 and 31,500,000
     shares issued and outstanding as of 3/31/11
     and 6/30/10, respectively                       31,500        31,500
   Additional Paid-in Capital                       180,000        21,500
   (Deficit) accumulated during
     development stage                             (138,622)      (55,793)
                                                ------------  ------------
     Total stockholders' equity (deficit)            73,878        (2,793)
                                                ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $    76,318   $     5,913
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

                                EnzymeBioSystems
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                  (Unaudited)

                                                                     From
                  For the three               For the nine      June 26, 2009
                  months ended                months ended       (inception)
             ------------------------- -------------------------      to
               March 31,    March 31,    March 31,    March 31,    March 31,
                 2011         2010         2011         2010         2011
             ------------ ------------ ------------ ------------ ------------

REVENUE      $         -  $         -  $         -  $         -  $         -

OPERATING EXPENSES:
 Auditing fees     1,750        1,750        6,145        5,000       18,270
 General &
  administrative   5,775        6,552       19,839       15,355       42,576
 Incorporating
  fees                 -            -            -            -          500
 Research &
  development     14,410            -       38,845        8,043       54,941
 Research &
  development
  reimbursement
  (See note 11)        -            -            -            -      (10,976)
 Salaries          6,000        2,000       18,000        5,000       27,000
             ------------ ------------ ------------ ------------ ------------
Total operating
 expenses         27,935       10,302       82,829       33,398      132,311
             ------------ ------------ ------------ ------------ ------------

Loss from
 operations      (27,935)     (10,302)     (82,829)     (33,398)    (132,311)

OTHER EXPENSES:
 Loss on impairment
  of furniture
  and equipment        -            -            -            -       (6,311)
             ------------ ------------ ------------ ------------ ------------
Total other
 expense               -            -            -            -       (6,311)
             ------------ ------------ ------------ ------------ ------------

Net (loss)
before income
taxes            (27,935)     (10,302)     (82,829)     (33,398)    (138,622)

Provision for
 income tax            -            -            -            -            -
             ------------ ------------ ------------ ------------ ------------

NET (LOSS)   $   (27,935) $   (10,302) $   (82,829) $   (33,398) $  (138,622)
             ============ ============ ============ ============ ============

BASIC LOSS
 PER SHARE   $     (0.00) $     (0.00) $     (0.00) $     (0.00)
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

                                EnzymeBioSystems
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                   From
                                                               June 26, 2009
                                 For the nine months ended    (inception) to
                                  March 31,      March 31,       March 31,
                                   2011            2010            2011
                               --------------  --------------  --------------
OPERATING ACTIVITIES
   Net (loss)                  $     (82,829)  $     (33,398)  $    (138,622)
         Depreciation                      -             604             906
         Impairment of asset               -               -           6,311
         Contributed services          7,500               -          15,000
   Adjustments to reconcile
     net loss to net cash
     used by operating
     activities:
       Increase (decrease) in:
         Accounts payable             (1,033)              -             690
         Accrued expense              (3,750)           (750)          1,750
         Credit card payable          (1,483)            610               -
                               --------------  --------------  --------------
   Cash provided by (used in)
   operating activities              (81,595)        (32,934)       (113,965)

INVESTING ACTIVITIES
  Purchase of furniture and
   equipment                               -          (7,317)         (7,317)
  Sale of furniture and
   equipment                               -             100             100
                               --------------  --------------  --------------
   Cash (used in)
   investing activities                    -          (7,217)         (7,217)

FINANCING ACTIVITIES
   Sale of preferred stock           150,000               -         150,000
   Sale of common stock                    -          10,000          40,500
   Contributed capital                 2,000           9,500           7,000
                               --------------  --------------  --------------
   Cash provided by
   financing activities              152,000          19,500         197,500
                               --------------  --------------  --------------

NET INCREASE IN CASH                  70,405        (20,651)          76,318
CASH AND EQUIVALENTS -
  BEGINNING OF PERIOD                  5,913          30,500               -
                               --------------  --------------  --------------
CASH AND EQUIVALENTS -
  END OF PERIOD                $      76,318   $       9,849   $      76,318
                               ==============  ==============  ==============

SUPPLEMENTAL DISCLOSURES:
   Interest paid               $           -   $           -   $           -
   Income taxes paid           $           -   $           -   $           -
   Non-cash transactions       $       7,500   $           -   $      21,311

       The accompanying notes are an integral part of these interim financial statements.

                               EnzymeBioSystems
                          (A Development Stage Company)
               Notes to the Condensed Interim Financial Statements
                                 March 31, 2011
                                  (Unaudited)


NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2010 audited financial statements. The results of operations for the period ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

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

                               EnzymeBioSystems
                          (A Development Stage Company)
               Notes to the Condensed Interim Financial Statements
                                 March 31, 2011
                                  (Unaudited)


NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2011, the Company has not recognized any revenues and has accumulated operating losses of approximately $138,622 since inception.
The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

                               EnzymeBioSystems
                          (A Development Stage Company)
               Notes to the Condensed Interim Financial Statements
                                 March 31, 2011
                                  (Unaudited)


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


NOTE 5 - CONTRIBUTED CAPITAL

During the nine months ending March 31, 2011, the Company's corporate counsel agreed to prepare, write, EDGARize and provide legal opinion for the Company's interim reports and Form 10 filing, which the law firm valued at $7,500. The law firm decided to contribute this capital to help build goodwill for its law firm.


NOTE 6 - PREFERRED STOCK

During the quarter ending September 30, 2010, the company entered into negotiations with an accredited investor (Berkeley Clinic LC) to help fund the operations of the Company, and cover its IND project expenses with Northeastern Ohio Universities College of Medicine d/b/a Northeastern Ohio Universities Colleges of Medicine and Pharmacy in Rootstown, Ohio, resulting in the accredited investor advancing the company $50,000 towards the purchase of an equity position in the Company.

On January 28, 2011, EnzymeBioSystems entered into an Exclusive Technology License and Patents Agreement with Berkeley Clinic LC, an Arizona Limited Liability Company, whereby Berkeley Clinic LC was granted:

1) an exclusive fifty (50) percent ownership in all EnymeBioSystems proprietary enzyme products;
2) the assignment of all rights, title and interest in all future patents (domestic and foreign) granted in all enzyme products developed by EnzymeBioSystems; and,
3) and one million (1,000,000) unregistered restricted Series A Preferred shares of EnzymeBioSystems,

in exchange for One Hundred Fifty Thousand ($150,000) Dollars. The Series A Preferred Shares carry a voting weight equal to ten (10) Common Shares. The shares of Series A Preferred Stock are not redeemable and cannot be converted into Common Shares, unless it is approved by the Board of Directors and agreed upon by the Series A Preferred Shareholders. The Company plans to use these funds to further capitalize the Company, and develop proprietary enzyme products.


NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2011 through the date the financial statements are issued, and has determined that no such events have occurred.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The Company may from time-to-time make written or oral "forward-looking statements" including statements contained in this report and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Registration Statement on Form S-1 for the fiscal year ended June 30, 2010.

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


Results of Operations for the three and nine months ended March 31, 2011
------------------------------------------------------------------------

During the nine period ended March 31, 2011, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months.

In its most recent three month operating period ended March 31, 2011, the Company generated no revenues.

For the three months ending March 31, 2011, we experienced a net loss of $(27,935) as compared to a net loss of $(10,302) for the same period last year. The net loss for the three months ending March 31, 2011 was contributed to audit fees of $1,750, administrative fees of $5,775, research and development of $14,410 and salaries of $6,000. For the nine months ending March 31, 2011, we experienced a net loss of $(82,829) as compared to a net loss of $(33,398) for the same period last year. The net loss for the nine months ending March 31, 2011 was contributed to audit fees of $6,145, administrative fees of $19,839, research and development of $38,845 and salaries of $18,000. The expenses increased from the previous year as the Company ramped-up its operations and infrastructure. The previous year the Company was just beginning its operations.

Revenues
--------

The Company has generated no revenues since its inception. As of March 31, 2011, the Company had an accumulated deficit of $(138,622) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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


Significant changes in the number of employees.
-----------------------------------------------

As of March 31, 2011, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 195,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.
As of May 16, 2011, the Company has 31,500,000 shares of common stock issued and outstanding and 1,000,000 of its Series A Preferred Shares issued and outstanding. As of March 31, 2011, the Company had current assets of $76,318 and current liabilities of $2,440.

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

As a result of our the Company's current limited available cash, no officer or director received any stock options or other non-cash compensation since the Company's inception through March 31, 2011. The Company has no employment agreements in place with its officers.

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

                                               EnzymeBioSystems
                                          --------------------------
                                                  Registrant


Date:  May 16, 2011         By:   /s/ Ashot Martirosyan
       ------------         -------------------------------------------
                                       By:  Ashot Martirosyan
                                       Its: Principal Executive Officer

Date:  May 16, 2011         By:   /s/ Anushavan Yeranosyan
       ------------         ------------------------------------------
                                       By:  Anushavan Yeranosyan
                                       Its: Principal Accounting Officer