Form 10-K
period 2011-06-30
EnzymeBioSystems
filed 2011-09-28
CIK 1471968

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                              Yes[ ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at September 28, 2010, computed by reference to the $0.01 Registration Statement per-share price on March 22, 2010 (date of effectiveness), was $115,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

As of September 28, 2011, the registrant's outstanding common stock consisted of 31,500,000 shares, $0.001 Par Value. Authorized - 195,000,000 common voting shares.


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

                            FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements.
When used in this Quarterly Report on Form 10-K, the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-K.
Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

                                     PART I

ITEM 1.  BUSINESS

History and Organization
------------------------

The Company was organized June 26, 2009 (Date of Inception) under the laws of the State of Nevada, as EnzymeBioSystems


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


Research and Development Activities and Costs
---------------------------------------------

Research and development expenses related to our specialty enzyme business include costs related to ongoing bioprocess development and manufacturing process yield improvements. For the fiscal year ending June 30, 2011, the
Company spent $48,767 in product research and development.   The research
included the development of a specialty enzyme compound that management believes will have a therapeutic value.

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

2. AS WE HAVE NEVER MINIMAL REVENUES SINCE OUR INCEPTION, THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

   Our financial statements included with this Annual Report for the year ended June 30, 2011, have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended June 30, 2011. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the company can continue as a going concern, it may be more difficult for the company to attract investors. Since our auditor's have raised a substantial doubt about our ability to continue as a going concern, this typically results greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our future enzyme products. We plan to seek additional funds through private placements of our common stock. You may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. If we are not able to achieve revenues or find financing, then we likely will be forced to cease operations and investors will likely lose their entire investment, investors may lose their entire investment.

3. WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

   We have prepared audited financial statements for the year end for June 30, 2011, which show we cash and cash equivalents of $56,184. Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation. Management believes, for the next twelve months, it has sufficient funds available to implement its business, on a limited basis.


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


18. OUR MANAGEMENT CONTROLS A LARGE BLOCK OF OUR COMMON STOCK THAT WILL ALLOW THEM TO CONTROL THE COMPANY.

   As of June 30, 2011, our officers and directors owned approximately 63% of our outstanding common stock. As a result, our two officers will have the ability to control substantially all matters submitted to our stockholders for approval including:

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


   If our existing controlling stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 28, 2010, we have 31,500,000 common shares issued and outstanding. There are 10,500,000 registered shares freely tradable, without restriction. Our officers own 20,000,000 common shares. If in the future, if they decide to sell their shares or if it is perceived that they will be sold, to the extent permitted by the Rules 144 and 701 under the Securities Act, the trading price of our common stock could decline.

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

   As of June 30, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

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

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

EnzymeBioSystems Common Stock, $0.001 par value, was cleared for quotation on the OTC-Bulletin Board on November 4, 2010, under the symbol: ENZB.

There are have no trades of the Company's stock, since it was listed on the OTC-BB, there are no assurances that a market will ever develop for the Company's stock.

(b) Holders of Common Stock

As of September 28, 2010, there were approximately thirty-seven (37) holders of record of our Common Stock and 31,500,000 shares issued and outstanding.

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

On March 15, 2009, the Company sold 1,000,000 common shares at par value of $0.001 per share for $10,000 cash pursuant its Prospectus (424B3) statement filed with the SEC on December 21, 2009.

As of September 28, 2010, the Company has a total 31,500,000 common shares issued and outstanding to approximately thirty-seven (37) shareholders.

Preferred Stock
---------------

On January 28, 2011, EnzymeBioSystems entered into an Exclusive Technology License and Patents Agreement with Berkeley Clinic LC, an Arizona Limited Liability Company, whereby Berkeley Clinic LC was granted:

1) an exclusive fifty (50) percent ownership in all EnymeBioSystems proprietary enzyme products;
2) the assignment of all rights, title and interest in all future patents (domestic and foreign) granted in all enzyme products developed by EnzymeBioSystems; and,
3) and one million (1,000,000) unregistered restricted Series A Preferred shares of EnzymeBioSystems,

in exchange for One Hundred Fifty Thousand ($150,000) Dollars. The Series A Preferred Shares carry a voting weight equal to ten (10) Common Shares. The shares of Series A Preferred Stock are not redeemable and cannot be converted into Common Shares, unless it is approved by the Board of Directors and agreed upon by the Series A Preferred Shareholders. The Company used these funds to further capitalize the Company, and work towards the development of proprietary enzyme products.

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended June 30, 2011 or June 30, 2010.


Item 6. Selected Financial Data.

Not applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations
------------------------------

EnzymeBioSystems manufactures specialty enzymes and enzyme related products.

Results of Operations for the year ended June 30, 2011
------------------------------------------------------

We generated no revenues since our inception on June 26, 2009 through June 30, 2011. We do not anticipate earning any significant revenues until such time as we can produce and market specialty enzyme products. We are presently in the development stage of our business and we can provide no assurance that we will be successful in finding a market for our specialty enzyme products.

Since our inception on June 26, 2009 through June 30, 2011, we experienced a net loss of $(169,769). For the year ending June 30, 2011 we lost $(113,976) as compared to a loss of $(52,793) for the same period last year. Our loss last year was contributed to general and administrative expenses of $41,209 and research and development fees of $48,767, and salaries of $24,000. Our net loss increased primarily due to increased research and development costs. We anticipate our operating expenses will increase as we build our operations.

Revenues
--------

We generated no revenues for the period from June 26, 2009 (inception) through June 30, 2011. We do not anticipate generating any significant revenues until we can develop a market for our specialty enzymes.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of June 30, 2011 reflects current assets $56,184 and current liabilities of $10,953.

Notwithstanding, we anticipate generating losses and therefore we may be unable to continue operations in the future. We anticipate we will require additional capital where we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

We believe we have sufficient cash on hand to keep our Company fully reporting for the next twelve (12) months.

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

Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

For the fiscal year ending June 30, 2011, the Company spent $48,767 in
product research and development.   The research included the development of
a specialty enzyme compound that management believes will have a therapeutic value. The compound in being tested in rats at Northeastern Ohio Universities College of Medicine.

Expected purchase or sale of property and significant equipment
---------------------------------------------------------------

We do not anticipate the purchase or sale of any property or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees
----------------------------------------------

As of June 30, 2011, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.


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

Recent Pronouncements
---------------------

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


Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements


                              Financial Statement
                              -------------------


                                                                   PAGE
                                                                   ----
Independent Auditors' Report                                       F-1
Balance Sheets                                                     F-2
Statements of Operations                                           F-3
Statements of Changes in Stockholders' Equity                      F-4-5
Statements of Cash Flows                                           F-6
Notes to Financials                                                F-7


SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
--------------------------------
www.sealebeers.com


        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
        -------------------------------------------------------

To the Board of Directors and Stockholders of EnzymeBioSystems, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of EnzymeBioSystems, Inc.
(A Development Stage Company) as of June 30, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2011 and 2010 and since inception on June 26, 2009 through June 30, 2011. EnzymeBioSystems, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnzymeBioSystems, Inc. (A Development Stage Company) as of June 30, 2011 and 2010, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2011 and 2010 and since inception on June 26, 2009 through June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs
-------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
September 28, 2011

                  50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107
                      Phone: (888)727-8251 Fax: (888)782-2351

                                EnzymeBioSystems
                          (A Development Stage Company)
                                 Balance Sheets

                                                 June 30,       June 30,
                                                   2011           2010
                                                ------------  ------------
ASSETS

Current Assets:
   Cash and cash equivalents                    $    56,184   $     5,913
                                                ------------  ------------
     Total current assets                            56,184         5,913
                                                ------------  ------------
TOTAL ASSETS                                    $    56,184   $     5,913
                                                ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                             $       400   $     1,723
   Accrued expenses                                   8,700         5,500
   Credit card payable                                  463         1,483
   Due to related party                               1,390             -
                                                ------------  ------------
     Total current liabilities                       10,953         8,706
                                                ------------  ------------

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, 1,000,000 and 0 issued and
     outstanding as of 6/30/11 and 6/30/10,
     respectively                                     1,000             -
   Common stock, $0.001 par value, 195,000,000
     shares authorized, 31,500,000 and 31,500,000
     shares issued and outstanding as of 6/30/11
     and 6/30/10, respectively                       31,500        31,500
   Additional Paid-in Capital                       182,500        21,500
   (Deficit) accumulated during
     development stage                             (169,769)      (55,793)
                                                ------------  ------------
     Total stockholders' equity                      45,231        (2,793)
                                                ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $    56,184   $     5,913
                                                ============  ============

   The accompanying notes are an integral part of these financial statements.

                                EnzymeBioSystems
                          (A Development Stage Company)
                            Statements of Operations

                                  For the        For the           From
                                   year            year        June 26, 2009
                                   ended           ended      (inception) to
                                 June 30,        June 30,        June 30,
                                   2011            2010            2011
                               --------------  --------------  --------------
REVENUE                        $           -   $           -   $           -

OPERATING EXPENSES:
   General & administrative           41,209          32,363          76,571
   Research & development             48,767          16,095          64,863
   Research & development
     reimbursement (See note 11)           -         (10,976)        (10,976)
   Salaries                           24,000           9,000          33,000
                               --------------  --------------  --------------
     Total operating expenses        113,976          46,482         163,458
                               --------------  --------------  --------------

Loss from operations                (113,976)        (46,482)       (163,458)

OTHER EXPENSES:
   Loss on impairment of
    furniture and equipment                -          (6,311)         (6,311)
                               --------------  --------------  --------------
     Total other expense                   -          (6,311)         (6,311)
                               --------------  --------------  --------------

Net (loss) before income taxes      (113,976)        (52,793)       (169,769)

Provision for income tax                   -               -               -
                               --------------  --------------  --------------

NET (LOSS)                     $    (113,976)  $     (52,793)  $    (169,769)
                               ==============  ==============  ==============

BASIC LOSS PER SHARE           $       (0.00)  $       (0.00)
                               ==============  ==============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND FULLY DILUTED         31,500,000      30,765,753
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

                                EnzymeBioSystems
                          (A Development Stage Company)
                       Statements of Stockholders' Equity

                                                       Deficit
            Preferred                                 Accumulated
              Stock      Common Stock      Additional   During
         ------------- -------------------  Paid-in   Development
         Shares   Amt    Shares      Amt    Capital     Stage        Total
         ------- ----- ----------  ------- --------- -----------   ----------
March 2010
Contributed
capital
(cash)                                        2,000                    2,000

March 2010
Contributed
capital
(services)                                    2,500                    2,500

June 2010
Contributed
capital
(services)                                    2,500                    2,500

Net (loss)
for the
year                                                    (52,793)     (52,793)
      --------- ------ ----------  ------- --------- -----------   ----------

Balance,
June 30,
2010          - $    - 31,500,000  $31,500 $ 21,500  $  (55,793)   $  (2,973)

August 2010
Contributed
capital (cash)                               2,000                     2,000

September 2010
Contributed
capital
(services)                                   2,500                     2,500

December 2010
Contributed
capital
(services)                                   2,500                     2,500

February 2011
Preferred
shares issued
for cash
      1,000,000  1,000                      149,000                  150,000

                                EnzymeBioSystems
                          (A Development Stage Company)
                       Statements of Stockholders' Equity

                                                       Deficit
            Preferred                                 Accumulated
              Stock      Common Stock      Additional   During
         ------------- -------------------  Paid-in   Development
         Shares   Amt    Shares      Amt    Capital     Stage        Total
         ------- ----- ----------  ------- --------- -----------   ----------
March 2011
Contributed
capital
(services)                                    2,500                    2,500

June 2010
Contributed
capital
(services)                                    2,500                    2,500

Net (loss)
for the
year                                                   (113,976)    (113,976)
      --------- ------ ----------  ------- --------- -----------   ----------

Balance,
June 30,
2011  1,000,000 $1,000 31,500,000  $31,500 $182,500  $ (169,769)   $  45,231
      ========= ====== ==========  ======= ========= ===========   ==========


  The accompanying notes are an integral part of these financial statements.

                                EnzymeBioSystems
                          (A Development Stage Company)
                            Statements of Cash Flows

                                  For the        For the           From
                                   year            year        June 26, 2009
                                   ended           ended      (inception) to
                                 June 30,        June 30,        June 30,
                                   2011            2010            2011
                               --------------  --------------  --------------
OPERATING ACTIVITIES
   Net (loss)                  $    (113,976)  $     (52,793)  $    (169,769)
   Adjustments to reconcile
     net loss to net cash
     used by operating
     activities:
       Increase (decrease) in:
         Accounts payable             (3,073)          1,723             400
         Accrued expense               4,950           3,000           8,700
         Credit card payable          (1,020)          1,483             463
         Depreciation                      -             906             906
         Impairment of asset               -           6,311           6,311
         Donated services             10,000           7,500          17,500
                               --------------  --------------  --------------
   Cash (used) by
   operating activities             (103,119)        (31,870)       (135,489)

INVESTING ACTIVITIES
  Purchase of furniture and
   equipment                               -          (7,317)         (7,317)
  Sale of furniture and
   equipment                               -             100             100
                               --------------  --------------  --------------
   Cash (used) by
   investing activities                    -          (7,217)         (7,217)

FINANCING ACTIVITIES
   Sale of preferred stock           150,000               -         150,000
   Sale of common stock                    -          10,000          40,500
   Contributed capital                 2,000           4,500           7,000
   Due to related party                1,390               -           1,390
                               --------------  --------------  --------------
   Cash provided by
   financing activities              153,390          14,500         198,890
                               --------------  --------------  --------------

NET INCREASE IN CASH                  50,271         (24,587)         56,184
CASH AND EQUIVALENTS -
  BEGINNING OF PERIOD                  5,913          30,500               -
                               --------------  --------------  --------------
CASH AND EQUIVALENTS -
  END OF PERIOD                $      56,184   $       5,913   $      56,184
                               ==============  ==============  ==============

SUPPLEMENTAL DISCLOSURES:
   Interest paid               $           -   $           -   $           -
   Income taxes paid           $           -   $           -   $           -
   Non-cash transactions       $      10,000   $      13,811   $      23,811

   The accompanying notes are an integral part of these financial statements.

                               EnzymeBioSystems
                        (A Development Stage Company)
                        Notes to Financial Statements
                           June 30, 2011 and 2010


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

Research and development costs
------------------------------
Research and development costs are expensed as incurred. The amounts of costs expensed for the years ended June 30, 2011 and 2010, were $48,767 and $16,095, respectively.

                               EnzymeBioSystems
                        (A Development Stage Company)
                        Notes to Financial Statements
                           June 30, 2011 and 2010


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

Revenue recognition
-------------------
The Company applies the provision of ASC 605, Revenue Recognition. ASC 605, Revenue Recognition in Financial Statements, provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from June 26, 2009 (inception) to June 30, 2011, the
Company has not recognized any revenues.

                               EnzymeBioSystems
                        (A Development Stage Company)
                        Notes to Financial Statements
                           June 30, 2011 and 2010


NOTE 3.   GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses of $(169,769) for the period from June 26, 2009 (inception) to June 30, 2011. The future of the
Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Preferred Stock
---------------
On January 28, 2011, EnzymeBioSystems entered into an Exclusive Technology License and Patents Agreement with Berkeley Clinic LC, an Arizona Limited Liability Company, whereby Berkeley Clinic LC was granted:

1) an exclusive fifty (50) percent ownership in all EnymeBioSystems proprietary enzyme products;
2) the assignment of all rights, title and interest in all future patents (domestic and foreign) granted in all enzyme products developed by EnzymeBioSystems; and,
3) and one million (1,000,000) unregistered restricted Series A Preferred shares of EnzymeBioSystems,

                               EnzymeBioSystems
                        (A Development Stage Company)
                        Notes to Financial Statements
                           June 30, 2011 and 2010


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

During the years ended June 30, 2011 and 2010, the Company's corporate counsel agreed to prepare, write, EDGARize and provide legal opinion for the Company's interim reports and Form 10 filing. The law firm valued these services at $10,000 for the year ended June 30, 2011 and $7,500 for the year ended June 30, 2010. The law firm decided to contribute this capital to help build goodwill for its law firm.

In March 2010, a director of the company contributed capital of $2,000 for audit fees.

In August 2010, a director of the company contributed capital of $2,000 for audit fees.

                               EnzymeBioSystems
                        (A Development Stage Company)
                        Notes to Financial Statements
                           June 30, 2011 and 2010


NOTE 6 - RELATED PARTY TRANSACTIONS

On March 2, 2011, the Company's a the company's lawfirm paid outstanding fees due to the company's transfer agent of $1,390. This amount remained due to the lawfirm as of June 30, 2011, and bears no interest.

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

                               EnzymeBioSystems
                        (A Development Stage Company)
                        Notes to Financial Statements
                           June 30, 2011 and 2010


Income tax benefits as of June 30, 2011 and June 30, 2010, are calculated as follows:

                                                Year Ended
                                                 June 30,
                                               2011      2010
                                             --------  --------
                            Book loss        $113,976  $52,793
                            Less: Book              -        -
                            depreciation
                            Add: Tax                -        -
                            depreciation
                                             --------  --------
                            Net loss         $113,976  $52,793
                            Effective              35%      35%
                            tax rate
                                             --------  --------
                            Tax benefit      $ 39,892  $ 18,478
                            Valuation        $(39,892) $(18,478)
                            allowance
                                             --------  --------
                                             $     -   $      -
                                             --------  --------

During the year ended June 30, 2011, the Company recorded a valuation allowance of $(39,892), as compared to $(18,478) for the previous year, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during the year ended June 30, 2011.


NOTE 8 - RECENT PRONOUNCEMENTS

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

                               EnzymeBioSystems
                        (A Development Stage Company)
                        Notes to Financial Statements
                           June 30, 2011 and 2010

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company rents its office and laboratory space in an unaffiliated, commercially owned property for use as offices, storage and parking. The Company's current lease expires on August 31, 2015.

Minimum lease payments due under the terms of the lease are as follows:

                  Fiscal Year Ending
                       June 30,                      Rent
                  ------------------                -------
                         2012                         9,600
                         2013                         9,600
                         2014                         9,600
                         2015                         9,600
                         2016                         1,600
                                                    -------
                         Total                      $40,000

Further, on January 28, 2011, EnzymeBioSystems entered into an Exclusive Technology License and Patents Agreement with Berkeley Clinic LC, an Arizona Limited Liability Company, whereby Berkeley Clinic LC was granted:

1) an exclusive fifty (50) percent ownership in all EnymeBioSystems proprietary enzyme products;
2) the assignment of all rights, title and interest in all future patents (domestic and foreign) granted in all enzyme products developed by EnzymeBioSystems; and,
3) and one million (1,000,000) unregistered restricted Series A Preferred shares of EnzymeBioSystems.

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

                               EnzymeBioSystems
                        (A Development Stage Company)
                        Notes to Financial Statements
                           June 30, 2011 and 2010


NOTE 11 - RESEARCH AND DEVELOPMENT REIMBURSEMENT EXPENSES

Our research and development reimbursable costs consist primarily of fees paid by third-parties to cover our costs to develop and manufacturer enzyme
products.   During the year ended June 30, 2010, the Company was
reimbursed for research and development expenses of $10,976 by the Northeastern Ohio Universities College of Medicine. The Company has an oral agreement with the University where the Company develops and produces enzyme product(s) for the University and is reimbursed for its actual research and development expenses related to the development of these enzyme product(s). No such reimbursable costs occurred during the year ended June 30, 2011.


NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that the financial statements were issued, and has determined there are no subsequent events to be reported.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."


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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of June 30, 2011.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended June 30, 2011. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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


Name                         Age   Positions and Offices Held
---------------              ---   --------------------------
Ashot Martirosyan            59    President and Director
Anushavan Yeranosyan         48    Secretary, Treasurer and Director
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


Nevada Anti-Takeover Law and Charter and By-law Provisions
----------------------------------------------------------

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to EnzymeBioSystems Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the EnzymeBioSystems shares, unless the transaction is approved by EnzymeBioSystems's Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of EnzymeBioSystems

Item 11.  Executive Compensation

The following table sets forth summary compensation information for the fiscal year ended June 30, 2011 for our two officers. We did not have any executive officer as of the fiscal year end of June 30, 2011 who receive any compensation.



Summary Compensation Table
--------------------------

                                                             All
                             Fiscal                         Other
                              Year                          Compen-
                             ending  Salary Bonus  Awards   sation    Total
Name and Principal Position  Jun. 30   ($)    ($)    ($)      ($)      ($)
-----------------------------------------------------------------------------
Ashot Martirosyan    President 2011   24,000  -0-      -0-     -0-     -0-
                               2010    9,000

Anushavan Yeranosyan Sec/Tres  2011    -0-    -0-      -0-     -0-     -0-
                               2010
-----------------------------------------------------------------------------

We do not maintain key-man life insurance for our executive officer/ director. We do not have any long-term compensation plans or stock option plans.


Stock Option Grants
-------------------

We did not grant any stock options to the executive officer or director from inception through fiscal year end June 30, 2011.


Outstanding Equity Awards at 2011 Fiscal Year-End
-------------------------------------------------

We did not have any outstanding equity awards as of June 30, 2011 or June 30, 2010.

Option Exercises for Fiscal 2011
--------------------------------

There were no options exercised by our named executive officer in fiscal 2011.


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

Director Compensation
---------------------

We did not pay our director any compensation during fiscal years ending June 30, 2011 or June 30, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on September 28, 2010 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after September 28, 2010 pursuant to options, warrants, conversion privileges or other right.

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

Item 14. Principal Accountant Fees and Services.

Seale and Beers, CPAs served as our principal independent public accountants for reporting fiscal years ending June 30, 2011 and June 30, 2009. Aggregate fees billed to us for the years ended June 30, 2011 and 2008 for audit fees were as follows:


                                                         For the Years Ended
                                                              June 30,
                                                         -------------------
                                                            2011      2010
                                                         -------------------
(1) Audit Fees(1)                                          $9,895    $9,625
(2) Audit-Related Fees                                       -0-       -0-
(3) Tax Fees                                                 -0-       -0-
(4) All Other Fees                                           -0-       -0-

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


Audit Committee Policies and Procedures
---------------------------------------

We do not have an audit committee; therefore our directors pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and
(iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of Seale and Beers, CPAs for the proposed services. In the fiscal year ending June 30, 2011, all fees paid to Seale and Beers, CPAs were unanimously pre-approved in accordance with this policy.

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
Report of Independent Registered Public Accounting Firm               F-1
Balance Sheets                                                        F-2
Statements of Operations                                              F-3
Statements of Stockholders' Equity                                    F-4-5
Statements of Cash Flows                                              F-6

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index
                                                 Incorporated by reference
                                                 -------------------------
                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
-------------------------------------------------------------------------------
 3.1       Articles of Incorporation,           S-1   6/30/09   3.1  09/28/2009
           as currently in effect
-------------------------------------------------------------------------------
 3.2       Bylaws                               S-1   6/30/09   3.2  09/28/2009
           as currently in effect
-------------------------------------------------------------------------------
10.1       Agreement between                    10-K  6/30/10  10.1  10/13/2010
           EnzymeBioSystems and
           Northeastern Ohio Universities
           College of Medicine, dated
           July 9, 2010
-------------------------------------------------------------------------------
10.2       Exclusive Technology License        8-K   1/28/11  3.3  02/01/2011
           and Patents Agreement between
           EnzymeBioSystems and Berkeley
           Clinic LC, dated January 28, 2011
-------------------------------------------------------------------------------
23.1       Consent of Seale and Beers,   X
           CPAs for audit of
           June 30, 2011 financial
           statements
-------------------------------------------------------------------------------
31.1       Certification of its          X
           Principal Executive Officer,
           pursuant to Section 302
           of the Sarbanes-Oxley Act
-------------------------------------------------------------------------------
31.2       Certification of its          X
           Principal Financial Officer,
           pursuant to Section 302
           of the Sarbanes-Oxley Act
-------------------------------------------------------------------------------
32.1       Certification of its          X
           Principal Executive Officer
           pursuant to Section 906
           of the Sarbanes-Oxley Act
-------------------------------------------------------------------------------
32.2       Certification of its          X
           Principal Financial Officer,
           pursuant to Section 906
           of the Sarbanes-Oxley Act
-------------------------------------------------------------------------------

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

Date:  September 28, 2011
       ------------------

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

Date:  September 28, 2011
       ------------------