Form 10-Q
period 2011-09-30
EnzymeBioSystems
filed 2011-11-18
CIK 1471968

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

               For the quarterly period ended September 30, 2011

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

As of November 16, 2011, the registrant's outstanding common stock consisted of 31,500,000 shares, $0.001 par value. Authorized - 195,000,000 common voting shares. One millions Series A preferred issued, 5,000,000 preferred shares, par value $0.001 authorized.

                             Table of Contents
                             EnzymeBioSystems
                             Index to Form 10-Q
             For the Quarterly Period Ended September 30, 2011


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Unaudited Interim Balance Sheets as of September 30, 2011
     and June 30, 2011                                                    3

   Unaudited Condensed Interim Statements of Operations for the
     three months ended September 30, 2011                                4

   Unaudited Condensed Interim Statements of Cash Flows for the
    three months ended September 30, 2011                                 5

   Notes to the Condensed Interim Financial Statements                    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      18

Item 4.  Controls and Procedures                                         18

Part II  Other Information

Item 1.  Legal Proceedings                                               22

Item 1A. Risk Factors                                                    22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     22

Item 3.  Defaults Upon Senior Securities                                 22

Item 4.  Submission of Matters to a Vote of Security Holders             22

Item 5.  Other Information                                               22

Item 6.  Exhibits                                                        23

Signatures                                                               24


Part I.  Financial Information
Item 1.  Financial Statements

                                EnzymeBioSystems
                          (A Development Stage Company)
                        Unaudited Interim Balance Sheets


                                               September 30,    June 30,
                                                   2011           2011
                                                ------------  ------------
ASSETS

Current Assets:
   Cash and cash equivalents                    $    32,484   $    56,184
   Prepaid expense                                      220             -
                                                ------------  ------------
     Total current assets                            32,704        56,184
                                                ------------  ------------
TOTAL ASSETS                                    $    32,704   $    56,184
                                                ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                             $       246   $       400
   Accrued expenses                                   7,600         8,700
   Credit card payable                                    -           463
   Due to related party                               1,390         1,390
                                                ------------  ------------
     Total current liabilities                        9,236        10,953
                                                ------------  ------------

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
     shares authorized, 1,000,000 and 1,000,000
     issued and outstanding as of 9/30/11 and
     6/30/11, respectively                            1,000         1,000
   Common stock, $0.001 par value, 195,000,000
     shares authorized, 31,500,000 and 31,500,000
     shares issued and outstanding as of 9/30/11
     and 6/30/11, respectively                       31,500        31,500
   Additional Paid-in Capital                       185,000       182,500
   (Deficit) accumulated during
     development stage                             (194,032)     (169,769)
                                                ------------  ------------
     Total stockholders' equity                      23,468        45,231
                                                ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $    32,704   $    56,184
                                                ============  ============


   The accompanying notes are an integral part of these financial statements.

                                EnzymeBioSystems
                          (A Development Stage Company)
              Unaudited Condensed Interim Statements of Operations


                                                 For the
                                  For the       three months       From
                                three months       ended       June 26, 2009
                                   ended       September 30,  (inception) to
                               September 30,       2010        September 30,
                                   2011          (Restated)        2011
                               --------------  --------------  --------------
REVENUE                        $           -   $           -   $           -

OPERATING EXPENSES:
   General & administrative            8,652           7,528          85,223
   Research & development              9,611          10,690          74,474
   Research & development
     reimbursement                         -               -         (10,976)
   Salaries                            6,000           6,000          39,000
                               --------------  --------------  --------------
     Total operating expenses         24,263          24,218         187,721
                               --------------  --------------  --------------

Loss from operations                 (24,263)        (24,218)       (187,721)

OTHER EXPENSES:
   Loss on impairment of
    furniture and equipment                -               -          (6,311)
                               --------------  --------------  --------------
     Total other expense                   -               -          (6,311)
                               --------------  --------------  --------------

Net (loss) before income taxes       (24,263)        (24,218)       (194,032)

Provision for income tax                   -               -               -
                               --------------  --------------  --------------

NET (LOSS)                     $     (24,263)  $     (24,218)  $    (194,032)
                               ==============  ==============  ==============

BASIC LOSS PER SHARE           $       (0.00)  $       (0.00)
                               ==============  ==============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND FULLY DILUTED         31,500,000      31,500,000
                               ==============  ==============

   The accompanying notes are an integral part of these financial statements.

                                EnzymeBioSystems
                          (A Development Stage Company)
              Unaudited Condensed Interim Statement of Cash Flows


                                                 For the
                                  For the       three months       From
                                three months       ended       June 26, 2009
                                   ended       September 30,  (inception) to
                               September 30,       2010        September 30,
                                   2011          (Restated)        2011
                               --------------  --------------  --------------
OPERATING ACTIVITIES
   Net (loss)                  $     (24,263)  $     (24,218)  $    (194,032)
   Adjustments to reconcile
     net loss to net cash
     used by operating
     activities:
       Increase (decrease) in:
         Accounts payable               (154)         (1,063)            246
         Accrued expense              (1,100)         (2,000)          7,600
         Credit card payable            (463)         (1,008)              -
         Depreciation                      -               -             906
         Impairment of asset               -               -           6,311
         Donated services              2,500           2,500          20,000
         Customer deposits                 -          50,000               -
         Prepaid expense                (220)              -            (220)
                               --------------  --------------  --------------
   Cash (used) by
   operating activities              (23,700)         24,211        (159,189)

INVESTING ACTIVITIES
  Purchase of furniture and
   equipment                               -               -          (7,317)
  Sale of furniture and
   equipment                               -               -             100
                               --------------  --------------  --------------
   Cash (used) by
   investing activities                    -               -          (7,217)

FINANCING ACTIVITIES
   Sale of preferred stock                 -               -         150,000
   Sale of common stock                    -               -          40,500
   Contributed capital                     -           2,000           7,000
   Due to related party                    -               -           1,390
                               --------------  --------------  --------------
   Cash provided by
   financing activities                    -           2,000         198,890
                               --------------  --------------  --------------

NET INCREASE IN CASH                 (23,700)         26,211          32,484
CASH AND EQUIVALENTS -
  BEGINNING OF PERIOD                 56,184           5,913               -
                               --------------  --------------  --------------
CASH AND EQUIVALENTS -
  END OF PERIOD                $      32,484   $      32,124   $      32,484
                               ==============  ==============  ==============

SUPPLEMENTAL DISCLOSURES:
   Interest paid               $           -   $           -   $           -
   Income taxes paid           $           -   $           -   $           -
   Non-cash transactions       $       2,500   $       2,500   $      26,311

   The accompanying notes are an integral part of these financial statements.

                               EnzymeBioSystems
                          (A Development Stage Company)
               Notes to the Condensed Interim Financial Statements
                               September 30, 2011
                                  (Unaudited)


NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2011 audited financial statements. The results of operations for the period ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

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

                               EnzymeBioSystems
                          (A Development Stage Company)
               Notes to the Condensed Interim Financial Statements
                               September 30, 2011
                                  (Unaudited)


NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2011, the Company has not recognized any revenues and has accumulated operating losses of approximately $194,032 since inception.
The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

                               EnzymeBioSystems
                          (A Development Stage Company)
               Notes to the Condensed Interim Financial Statements
                               September 30, 2011
                                  (Unaudited)


NOTE 4 - RESTATEMENT

Due to an accounting error, the Company has restated its financial statements as of and for the three months ended September 30, 2010 to reflect a correction to an understatement of transfer agent fees expenses for the three month period of $200. The Company's summarized financial statements comparing the restated financial statements to those originally filed are as follows:

                                          For the three
                                          months ended
                                        September 30, 2010
                                        ------------------
                                        Original Restated  Change
                                        -------- -------- --------
STATEMENT OF OPERATIONS

EXPENSES:
     Total expenses                       24,018   24,218      200
                                        -------- -------- --------

Net (loss)                              $(24,018)$(24,218)$   (200)
                                        ======== ======== ========

STATEMENT OF CASH FLOWS

OPERATING ACTIVITIES
Net (loss)                              $(24,018)$(24,218)$   (200)
Accounts payable                          (1,263)  (1,063)     200
                                        -------- -------- --------
  Net cash (used) by
   operating activities                   24,211   24,211        -
                                        -------- -------- --------

                               EnzymeBioSystems
                          (A Development Stage Company)
               Notes to the Condensed Interim Financial Statements
                               September 30, 2011
                                  (Unaudited)


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


NOTE 6 - CONTRIBUTED CAPITAL

During the three months ending September 30, 2011, the Company's corporate counsel agreed to prepare, write, EDGARize and provide legal opinion for the Company's interim reports and Form 10 filing, which the law firm valued at $2,500. The law firm decided to contribute this capital to help build goodwill for its law firm.


NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2011 through the date the financial statements are issued, and has determined that no such events have occurred.

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

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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


Results of Operations for the three months ended September 30, 2011
-------------------------------------------------------------------

During the three month period ended September 30, 2011, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ending September 30, 2011, we experienced a net loss of $(24,263) as compared to a net loss of $(24,218) for the same period last year. The net loss for the three months ending September 30, 2011 was attributed to administrative fees of $8,652, research and development of $9,611 and salaries of $6,000.

Revenues
--------

The Company has generated no revenues since its inception. As of September 30, 2011, the Company had an accumulated deficit of $(194,032) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

Going Concern
-------------

Our independent auditors included an explanatory paragraph in their report on the June 30, 2011 audited financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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


Significant changes in the number of employees.
-----------------------------------------------

As of September 30, 2011, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

The Company is authorized to issue 195,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.
As of November 16, 2011, the Company has 31,500,000 shares of common stock issued and outstanding and 1,000,000 of its Series A Preferred Shares issued and outstanding. As of September 30, 2011, the Company had current assets of $32,704 and current liabilities of $9,236.

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and the discussion in
Item 1, above, under " Liquidity and Capital Resources."

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

                                               EnzymeBioSystems
                                          --------------------------
                                                  Registrant


Date:  November 16, 2011    By:   /s/ Ashot Martirosyan
       -----------------    -------------------------------------------
                                       By:  Ashot Martirosyan
                                       Its: Principal Executive Officer

Date:  November 16, 2011    By:   /s/ Anushavan Yeranosyan
       -----------------    ------------------------------------------
                                       By:  Anushavan Yeranosyan
                                       Its: Principal Accounting Officer