Form 10-Q
period 2011-12-31
EnzymeBioSystems
filed 2012-02-21
CIK 1471968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-53854

ENZYMEBIOSYSTEMS

(Exact name of registrant as specified in its charter)

_________________

Nevada	27-0464302
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

16773 W. Park Drive, Chagrin Falls, Ohio 44023

(Address of principal executive offices) (Zip Code)

(440) 708-0012
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company, defined in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller Reporting Company 
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 31,500,000 shares of Common Stock outstanding as of February 21, 2012.

Table of Contents

EnzymeBioSystems

Index to Form 10-Q

For the Quarterly Period Ended December 31, 2011

Part I. Financial Information

Item 1. Financial Statements

EnzymeBioSystems

(A Development Stage Company)

Unaudited Interim Balance Sheets

	December 31, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	26,022	56,184
Total current assets	26,022	56,184

TOTAL ASSETS	26,022	56,184

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	523	400
Accrued expenses	7,900	8,700
Credit card payable	-	463
Due to related party	1,390	1,390
Total current liabilities	9,813	10,953

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	1,000	1,000
authorized, 1,000,000 and 1,000,000 issued and
outstanding as of 12/31/11 and 6/30/11,
Respectively
Common stock, $0.001 par value, 195,000,000 shares	31,500	31,500
authorized, 31,500,000 and 31,500,000 issued and
outstanding as of 12/31/11 and 6/30/11,
Respectively
Additional paid-in capital	187,500	182,500
Deficit accumulated during development stage	(203,791)	(169,769)
Total stockholders' equity	16,209	45,231
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$26,022	$56,184

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Unaudited Condensed Interim Statements of Operations

	For the three months ending December 31, 2011	For the three months ending December 31, 2010 (Restated)	For the six months ending December 31, 2011	For the six months ending December 31, 2010 (Restated)	From June 26, 2009 (inception) to December 31, 2011
Revenue	$-	$-	$-	$-	$-

Operating expenses:
General & administrative	7,759	11,530	16,411	19,059	92,982
Research & development	-	13,745	9,611	24,435	74,474
Research & development	-	-	-	-	(10,976)
reimbursement
Salaries	2,000	6,000	8,000	12,000	41,000

Total expenses	9,759	31,275	34,022	55,494	197,480

Loss from operations	(9,759)	(31,275)	(34,022)	(55,494)	(197,480)

Other expenses:
Loss on impairment of furniture	-	-	-	-	(6,311)
and equipment
Total other expense	-	-	-	-	(6,311)

Net (Loss)	(9,759)	(31,275)	(34,022)	(55,494)	(203,791)

Weighted average number of common
shares outstanding- basic	31,500,000	31,500,000	31,500,000	31,500,000

Net loss per share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Unaudited Condensed Interim Statement of Cash Flows

	For the six months ending December 31, 2011	For the six months ending December 31, 2010 (Restated)	From June 26, 2009 (inception) to December 31, 2011
OPERATING ACTIVITIES
Net loss	(34,022)	(55,494)	(203,791)
Adjustment to reconcile net loss to net cash
used by operating activities:
Increase (decrease) in:
Accounts payable	123	442	523
Credit card payable	(463)	(1,437)	-
Accrued expenses	(800)	(2,000)	7,900
Customer deposits	-	50,000	-
Depreciation	-	-	906
Impairment of asset	-	-	6,311
Donated services	5,000	5,000	22,500
Cash (used) by operating activities	(30,162)	(3,489)	(165,651)

INVESTING ACTIVITIES
Purchase of furniture and equipment	-	-	(7,317)
Sale of furniture and equipment	-	-	100
Cash (used) by investing activities	-	-	(7,217)

FINANCING ACTIVITIES
Sale of preferred stock	-	-	150,000
Sale of common stock	-	-	40,500
Contributed capital	-	2,000	7,000
Due to related party	-	-	1,390
Net cash provided by financing activities	-	2,000	198,890

NET INCREASE IN CASH	(30,162)	(1,489)	26,022
CASH - BEGINNING OF THE PERIOD	56,184	5,913	-
CASH - END OF THE PERIOD	26,022	4,424	26,022

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-	-
Income taxes paid	-	-	-
Non-cash transactions	5,000	5,000	28,811

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

December 31, 2011

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2011 audited financial statements. The results of operations for the period ended December 31, 2011 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2011, the Company has not recognized any revenues and has accumulated operating losses of approximately $203,791 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

EnzymeBioSystems

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

December 31, 2011

(Unaudited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

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

On March 2, 2011, the Company’s corporate counsel made payment on behalf of the Company for transfer fees in the amount of $1,390. This balance remains due and accrues no interest and is payable on demand.

NOTE 5 - CONTRIBUTED CAPITAL

During the six months ending December 31, 2011, the Company's corporate counsel agreed to prepare, write, EDGARize and provide legal opinion for the Company's interim reports and Form 10 filing, which the law firm valued at $5,000. The law firm decided to contribute this capital to help build goodwill for its law firm.

EnzymeBioSystems

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

December 31, 2011

(Unaudited)

NOTE 6 - RESTATEMENT

Due to an accounting error, the Company has restated its financial statements as of and for the three and six months ending December 31, 2010 to reflect a correction to an understatement of transfer agent fee expense for the three month period of $399 and for the six month period of $600. Further, the Company accrued its audit expense in the wrong period for the six months ending December 31, 2010 in the amount of $1,750. The Company’s summarized financial statements comparing the restated financial statements to those originally filed are as follows:

	For the three months ended December 31, 2010			For the six months ended December 31, 2010
	Original	Restated	Change	Original	Restated	Change
STATEMENT OF OPERATIONS
Expenses:
Total expenses	30,876	31,275	(399)	54,894	55,494	(600)
Net (loss)	(30,876)	(31,275)	399	(54,894)	(55,494)	600

	For the six months ended December 31, 2010
	Original	Restated	Change
STATEMENT OF CASH FLOWS
Net (loss)	(54,894)	(55,494)	600
Accounts payable	1,592	442	1,150
Accrued expense	(3,750)	(2,000)	(1,750)
Cash (used) by operating activities	(3,489)	(3,489)	-

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2011 through the date the financial statements are issued, and has determined that no such events have occurred.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Results of Operations

Overview of Current Operations

EnzymeBioSystems was formed on June 26, 2009, as a Nevada corporation. We are a startup company that plans to manufacture specialty enzymes and enzyme related products. Activities to date have been limited primarily to organization, initial capitalization, establishing administrative offices in Chargrin, Falls, Ohio, and commencing our initial operational plans. As of the date of this offering circular, the Company has developed a business plan, established administrative offices and started obtaining laboratory equipment to build its laboratory.

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

Results of Operations for the six months ended December 31, 2011

During the six month period ended December 31, 2011, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months.

For the six months ending December 31, 2011, we experienced a net loss of $(34,022) as compared to a net loss of $(55,494) for the same period last year. The net loss for the six months ending December 31, 2011 was attributed to administrative fees of $16,411, research and development of $9,611 and salaries of $8,000 for total expenses of $34,022.

For the three months ending December 31, 2011, we experienced a net loss of $(9,759) as compared to a net loss of $(31,275) for the same period last year. The net loss for the three months ending December 31, 2011 was attributed to administrative fees of $7,759 and salaries of $2,000 for total expenses of $9,759.

Revenues

The Company has generated no revenues since its inception. As of December 31, 2011, the Company had an accumulated deficit of $(203,791) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Plan of Operation

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management believes developmental and marketing costs will most likely exceed any anticipated revenues for the coming year. Management is evaluating an enzyme compound which it believes has a specific therapeutic value in fighting tumors. On or about July 9, 2010, management entered into agreement with Northeastern Ohio Universities College of Medicine d/b/a Northeastern Ohio Universities Colleges of Medicine and Pharmacy in Rootstown, Ohio, to perform rat studies. The research will study a series of semisynthetic penicillins and cephalosporins containing structural fragments of the well-known antitumor antibiotic sarcomycin. Specifically, the two areas of this study will include: 1) an examination of the in vitro cytotoxicity of penicillin analogs against hepatocellular carcinoma cells; and 2) Investigate the dose-responsive antitumor actions of penicillin analogs against chemically-induced hepatic tumorigenesis in rats.

As of December 31, 2011, Northeastern Ohio Universities College of Medicine has completed the in vitro studies for EnzymeBioSystems. They still need to complete the in vivo studies.

The in vitro studies identified one of the enzyme products as a possible candidate to pursue additional investigation. This enzyme candidate will be tested in an in vivo rats study at the University.

Management hopes this research will identify an enzyme compound developed by the Company that will lead to the filing of an Investigational New Drug Application ("IND") with the U. S. Food and Drug Administration. It is still too early to determine if this project has any potential value for the Company, and there are no assurances that the Company will ever obtain be able to obtain an IND for this compound.

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

As of December 31, 2011, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 195,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of February 21, 2012, the Company has 31,500,000 shares of common stock issued and outstanding and 1,000,000 of its Series A Preferred Shares issued and outstanding. As of December 31, 2011, the Company had current assets of $26,022 (cash and cash equivalents) and current liabilities of $9,813.

On January 28, 2011, the company entered into an Exclusive Technology License and Patents Agreement with an accredited investor to help fund the operations of the Company, especially its IND project with Northeastern Ohio Universities College of Medicine d/b/a Northeastern Ohio Universities Colleges of Medicine and Pharmacy in Rootstown, Ohio. The accredited investor entered into this exclusive licensing agreement and issued one million of its Series A Preferred shares in exchange for $150,000.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•         pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•         provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

•         provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

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

Changes in internal controls over financial reporting

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

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

None.

Item 6 -- Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation, as currently in effect		S-1	6/30/09	3.1	09/28/09
3.2	By-laws, as currently in effect		S-1	6/30/09	3.2	09/28/09
3.3	Articles of Designation dated January 13, 2011		8-K	1/28/11	3.3	12/21/09
10.1	Agreement between EnzymeBioSystems and Northeastern Ohio Universities College of Medicine, dated July 9, 2010		10-K	6/30/10	10.1	10/31/10
10.2	Exclusive Technology License and Patents Agreement between EnzymeBioSystems and Berkeley Clinic LC, dated January 28, 2011		8-K	1/28/11	10.2	02/01/11
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act		10	6/30/09	10.1	10/29/09
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EnzymeBioSystems Registrant

Date: February 21, 2012	/s/ Ashot Martirosyan
Name: Ashot Martirosyan
Its: Principal Executive Officer
Date: February 21, 2012	/s/ Anushavan Yeranosyan
Name: Anushavan Yeranosyan
Its: Principal Accounting Officer