Form 10-Q
period 2012-03-31
EnzymeBioSystems
filed 2012-05-15
CIK 1471968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-53854

EnzymeBioSystems

(Exact name of registrant as specified in its charter)

Nevada	27-0464302
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

16773 W Park Drive, Chagrin Falls, Ohio	44023
(Address of principal executive offices)	(Zip Code)

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

Yes ☑ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  No  Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company, defined in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller Reporting Company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☑

There were 31,500,000 shares of Common Stock outstanding as of May 14, 2012.

Table of Contents

EnzymeBioSystems

Index to Form 10-Q

For the Quarterly Period Ended March 31, 2012

PART I	Financial Information	3

ITEM 1.	Financial Statements	3
	Unaudited Interim Balance Sheets as of March 31, 2012 and June 30, 2011	3
	Unaudited Condensed Interim Statement of Operations for the three and nine months ended March 31, 2012, and from inception to March 31, 2012	4
	Unaudited Condensed Interim Statements of Cash Flows for the nine months ended March 31, 2012 and from inception to March 31, 2012	5
	Notes to the Condensed Interim Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	19

ITEM 4T.	Controls and Procedures	16

PART II	Other Information	20

ITEM 1.	Legal Proceedings	20

ITEM 1A.	Risk Factors	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3	Defaults Upon Senior Securities	20

ITEM 4	Submission of Matters to a Vote of Security Holders	20

ITEM 5	Other Information	20

ITEM 6	Exhibits	21

	SIGNATURES	22

Part I. Financial Information

Item 1. Financial Statements

EnzymeBioSystems

(A Development Stage Company)

Unaudited Interim Balance Sheets

	March 31, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	14,679	56,184
Total current assets	14,679	56,184

TOTAL ASSETS	14,679	56,184

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	123	400
Accrued expenses	8,800	8,700
Credit card payable	-	463
Due to related party	1,390	1,390
Total current liabilities	10,313	10,953

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	1,000	1,000
authorized, 1,000,000 and 1,000,000 issued and
outstanding as of 3/31/12 and 6/30/11,
Respectively
Common stock, $0.001 par value, 195,000,000 shares	31,500	31,500
authorized, 31,500,000 and 31,500,000 issued and
outstanding as of 3/31/12 and 6/30/11,
Respectively
Additional paid-in capital	190,000	182,500
Deficit accumulated during development stage	(218,134)	(169,769)
Total stockholders' equity	4,366	45,231
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$14,679	$56,184

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Unaudited Condensed Interim Statements of Operations

	For the three months ending March 31, 2012	For the three months ending March 31, 2011 (Restated)	For the nine months ending March 31, 2012	For the nine months ending March 31, 2011 (Restated)	From June 26, 2009 (inception) to March 31, 2012
Revenue	$-	$-	$-	$-	$-

Operating expenses:
General & administrative	8,343	7,725	24,754	26,784	101,325
Research & development	-	14,410	9,611	38,845	74,474
Research & development	-	-	-	-	(10,976)
reimbursement
Salaries	6,000	6,000	14,000	18,000	47,000

Total expenses	14,343	28,135	48,365	83,629	211,823

Loss from operations	(14,343)	(28,135)	(48,365)	(83,629)	(211,823)

Other expenses:
Loss on impairment of furniture	-	-	-	-	(6,311)
and equipment
Total other expense	-	-	-	-	(6,311)

Net (Loss)	(14,343)	(28,135)	(48,365)	(83,629)	(218,134)

Weighted average number of common
shares outstanding- basic	31,500,000	31,500,000	31,500,000	31,500,000

Net loss per share	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Unaudited Condensed Interim Statement of Cash Flows

	For the nine months ending March 31, 2012	For the nine months ending March 31, 2011 (Restated)	From June 26, 2009 (inception) to March 31, 2012
OPERATING ACTIVITIES
Net loss	(48,365)	(83,629)	(218,134)
Adjustment to reconcile net loss to net cash
used by operating activities:
Increase (decrease) in:
Accounts payable	(277)	(3,373)	123
Credit card payable	(463)	(1,483)	-
Accrued expenses	100	(2,000)	8,800
Depreciation	-	-	906
Impairment of asset	-	-	6,311
Donated services	7,500	7,500	25,000
Cash (used) by operating activities	(41,505)	(82,985)	(176,994)

INVESTING ACTIVITIES
Purchase of furniture and equipment	-	-	(7,317)
Sale of furniture and equipment	-	-	100
Cash (used) by investing activities	-	-	(7,217)

FINANCING ACTIVITIES
Sale of preferred stock	-	150,000	150,000
Sale of common stock	-	-	40,500
Contributed capital	-	2,000	7,000
Due to related party	-	1,390	1,390
Net cash provided by financing activities	-	153,390	198,890

NET INCREASE IN CASH	(41,505)	70,405	14,679
CASH - BEGINNING OF THE PERIOD	56,184	5,913	-
CASH - END OF THE PERIOD	14,679	76,318	14,679

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-	-
Income taxes paid	-	-	-
Non-cash transactions	7,500	7,500	31,311

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

March 31, 2012

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2011 audited financial statements. The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2012, the Company has not recognized any revenues and has accumulated operating losses of approximately $218,134 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

EnzymeBioSystems

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

March 31, 2012

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

NOTE 5 - CONTRIBUTED CAPITAL

During the nine months ending March 31, 2012, the Company's corporate counsel agreed to prepare, write, EDGARize and provide legal opinion for the Company's interim reports and Form 10 filing, which the law firm valued at $7,500. The law firm decided to contribute this capital to help build goodwill for its law firm.

EnzymeBioSystems

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

March 31, 2012

(Unaudited)

NOTE 6 - RESTATEMENT

Due to an accounting error, the Company has restated its financial statements as of and for the three and nine months ending March 31, 2011 to reflect a correction to an understatement of transfer agent fee expense for the three month period of $200 and for the nine month period of $800. Further, the Company accrued its audit expense in the wrong period for the six months ending December 31, 2010 in the amount of $1,750. The Company’s summarized financial statements comparing the restated financial statements to those originally filed are as follows:

	For the three months ended March 31, 2011			For the nine months ended March 31, 2011
	Original	Restated	Change	Original	Restated	Change
STATEMENT OF OPERATIONS
Expenses:
Total expenses	27,935	28,135	(200)	82,829	83,629	(800)
Net (loss)	(27,935)	(28,135)	200	(82,829)	(83,629)	800

	For the nine months ended March 31, 2011
	Original	Restated	Change
STATEMENT OF CASH FLOWS
Net (loss)	(82,829)	(83,629)	800
Accrued expense	(3,750)	(2,000)	(1,750)

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2012 through the date the financial statements are issued, and has determined that no such events have occurred.

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

Recent Event

The Company is currently negotiating with Northeastern Ohio Universities College of Medicine d/b/a Northeastern Ohio Universities Colleges of Medicine and Pharmacy in Rootstown, Ohio

to complete its required in vivo studies that will lead to the filing of an Investigational New Drug Application ("IND") with the U. S. Food and Drug Administration.

Management is evaluating an enzyme compound which it believes has a specific therapeutic value in fighting tumors. In an effort to evaluate this compound, management, on or about July 9, 2010 entered into an agreement with Northeastern Ohio Universities College of Medicine d/b/a Northeastern Ohio Universities Colleges of Medicine and Pharmacy in Rootstown, Ohio, to perform rat studies. This study has lapsed due to a change of personnel at the University. It is for this reason, the Company is in the process of negotiating a new research agreement with the University.

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

Management hopes this research with identify an enzyme compound developed by the Company that will lead to the filing an IND with the U. S. Food and Drug Administration. It is still too early to determine if this project has any potential value for the Company, and there are no assurances that the Company will ever obtain be able to obtain an IND for this compound.

Results of Operations for the three and nine months ended March 31, 2012

During the nine month period ended March 31, 2012, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months.

For the nine months ending March 31, 2012, we experienced a net loss of $(48,365) as compared to a net loss of $(83,629) for the same period last year. The net loss for the nine months ending March 31, 2012 was attributed to administrative fees of $24,754, research and development of $9,611 and salaries of $14,000 for total expenses of $48,365. This compares to administrative fees of $26,784, research and development of $38,845 and salaries of $18,000 for total expenses of $83,629 for the same period last year.

For the three months ending March 31, 2012, we experienced a net loss of $(14,343) as compared to a net loss of $(28,135) for the same period last year. The net loss for the three months ending March 31, 2012 was attributed to administrative fees of $8,343 and salaries of $6,000 for total expenses of $14,343.

Revenues

The Company has generated no revenues since its inception. As of March 31, 2012, the Company had an accumulated deficit of $218,134. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

As of March 31, 2012, Northeastern Ohio Universities College of Medicine has completed the in vitro studies for EnzymeBioSystems. They still need to complete the in vivo studies.

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

As of March 31, 2012, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 195,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of May 14, 2012, the Company has 31,500,000 shares of common stock issued and outstanding and 1,000,000 of its Series A Preferred Shares issued and outstanding. As of March 31, 2012, the Company had current assets of $14,679 (cash and cash equivalents) and current liabilities of $10,313.

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

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

None.

Item 6 -- Exhibits

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation, as currently in effect		S-1	6/30/09	3.1	09/28/09
3.2	By-laws, as currently in effect		S-1	6/30/09	3.2	09/28/09
3.3	Articles of Designation dated January 13, 2011		8-K	1/28/11	3.3	12/21/09
10.1	Agreement between EnzymeBioSystems and Northeastern Ohio Universities College of Medicine, dated July 9, 2010		10-K	6/30/10	10.1	10/31/10
10.2	Exclusive Technology License and Patents Agreement between EnzymeBioSystems and Berkeley Clinic LC, dated January 28, 2011		8-K	1/28/11	10.2	02/01/11
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act		10	6/30/09	10.1	10/29/09
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Statements of Cash Flows, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Balance Sheets, and (v) Notes to Consolidated Financial Statements.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EnzymeBioSystems Registrant

Date: May 14, 2012	/s/ Ashot Martirosyan
Name: Ashot Martirosyan
Its: Principal Executive Officer
Date: May 14, 2012	/s/ Anushavan Yeranosyan
Name: Anushavan Yeranosyan
Its: Principal Accounting Officer