Form 10-K
period 2012-06-30
EnzymeBioSystems
filed 2012-10-12
CIK 1471968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2012

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Large accelerated filer ☐	Accelerated filer	o
Non-accelerated filer ☐	Smaller Reporting Company	þ
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at April 13, 2012, computed by reference to the $3.94 per-share price quoted on the OTC-BB was $434,306.

As of October 11, 2012, there were 31,500,000 shares of common stock, par value $0.001 per share, of the registrant outstanding.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•         inability to raise additional financing for working capital and product development;

•         inability to identify internet marketing approaches;

•         deterioration in general or regional economic, market and political conditions;

•         the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

•         adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•         changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

•         inability to efficiently manage our operations;

•         inability to achieve future operating results;

•         our ability to recruit and hire key employees;

•         the inability of management to effectively implement our strategies and business plans; and

•         the other risks and uncertainties detailed in this report.

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

Management hopes this research with identify an enzyme compound developed by the Company that will lead to the filing of an Investigational New Drug Application (“IND”) with the U. S. Food and Drug Administration. It is still too early to determine if this project has any potential value for the Company, and there are no assurances that the Company will ever obtain be able to obtain an IND for this compound.

Recent Event

The principal investigator at Northeastern Ohio Universities College of Medicine d/b/a Northeastern Ohio Universities Colleges of Medicine and Pharmacy in Rootstown, Ohio, assigned to the EnzymeBioSystems research project has relocated to American University of Health Sciences, Signal Hill, CA. Management is currently working with both universities to transfer the in vivo rat studies to California, in order for this semisynthetic penicillins and cephalosporins research project to be completed under the direction of the principal investigator.

EnzymeBioSystems's Funding Requirements

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

We plan to rely on trade secrets, technical know-how, and continuing invention to develop and maintain our competitive position. We will take security measures to protect our trade secrets, proprietary know-how and technologies, and confidential data and continue to explore further methods of protection. Our policy is to execute confidentiality agreements with our employees and consultants upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property.

Research and Development Activities and Costs

Research and development expenses related to our specialty enzyme business include costs related to ongoing bioprocess development and manufacturing process yield improvements. For the fiscal year ending June 30, 2012, the Company spent $9,611 in product research and development. The research included the development of a specialty enzyme compound that management believes will have a therapeutic value.

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

Even after investing significant time and expenditures, we may not obtain regulatory approval for our enzyme products that incorporate technologies that have not been approved for commercialization in the United States or elsewhere. For example, the EPA regulates biologically derived chemical substances not within the FDA’s jurisdiction. An unfavorable EPA ruling could delay commercialization or require modification of the production process resulting in higher manufacturing costs, thereby making the product uneconomical. In addition, the USDA may prohibit genetically engineered plants from being grown and transported except under an exemption, or under controls so burdensome that commercialization becomes impracticable. Our future products may not be exempted by the USDA. In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws, or other developments could require us to make additional significant expenditures.

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

Item 1A. Risk Factors.

Risk Factors Relating to Our Company

RISK FACTORS RELATING TO OUR FINANCIAL CONDITION

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

Our financial statements included with this Annual Report for the year ended June 30, 2012, have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended June 30, 2012. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the company can continue as a going concern, it may be more difficult for the company to attract investors. Since our auditor’s have raised a substantial doubt about our ability to continue as a going concern, this typically results greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our future enzyme products. We plan to seek additional funds through private placements of our common stock. You may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. If we are not able to achieve revenues or find financing, then we likely will be forced to cease operations and investors will likely lose their entire investment, investors may lose their entire investment.

3. WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

We have prepared audited financial statements for the year end for June 30, 2012, which show we cash and cash equivalents of $9,999. Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation. Management believes, for the next twelve months, it has sufficient funds available to implement its business, on a limited basis.

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

As of June 30, 2012, our officers and directors owned approximately 63% of our outstanding common stock. As a result, our two officers will have the ability to control substantially all matters submitted to our stockholders for approval including:

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

Investors will own a minority percentage of the Company’s common stock and will have minority voting rights. Investors will not have the ability to control either a vote of the Company’s Shareholders or Board of Directors.

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

If our existing controlling stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 12, 2012, we have 31,500,000 common shares issued and outstanding. There are 10,500,000 registered shares freely tradable, without restriction. Our officers own 20,000,000 common shares. If in the future, if they decide to sell their shares or if it is perceived that they will be sold, to the extent permitted by the Rules 144 and 701 under the Securities Act, the trading price of our common stock could decline.

The 20,000,000 shares of common stock, owned by our two officers are restricted from immediate resale in the public market. The restricted shares are restricted in accordance with Rule 144, which states that if unregistered, restricted securities are to be sold, a minimum of one year must elapse between the later of the date of acquisition of the securities from the issuer or from an affiliate of the issuer, and any resale of those securities in reliance on Rule 144. The Rule 144 restrictive legend remains on the stock until the holder of the stock holds the stock for longer than six months (unless an affiliate) and meets the other requirements of Rule 144 to have the restriction removed. The sale or resale of those shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in the market price of our shares. Such a decline will adversely affect our investors, and make it more difficult for us to raise additional funds through equity offerings in the future.

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

The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting. A "significant deficiency" means a deficiency or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. A "material weakness" is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As of June 30, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

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

There are have limited trades of the Company’s stock, since it was listed on the OTC-BB, there are no assurances that a market will ever develop for the Company's stock.

Year ended June 30, 2012	High		Low
First Quarter	$	n/a	$	n/a
Second Quarter	$	n/a	$	n/a
Third Quarter	$	n/a	$	n/a
Fourth Quarter		$0.10*		$0.99

* The first trade of the Company’s stock took place on April 16, 2012.

(b) Holders of Common Stock

As of October 11, 2012, the Company has a total 31,500,000 common shares issued and outstanding held by approximately forty (40) shareholders.

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

(e) Recent Sales of Unregistered Securities

The Company did not sell any stock during the fiscal year ending June 30, 2012.

(f) Preferred Stock

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

(g) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended June 30, 2012 or June 30, 2011.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

EnzymeBioSystems manufactures specialty enzymes and enzyme related products.

Results of Operations for the year ended June 30, 2012

We generated no revenues since our inception on June 26, 2009 through June 30, 2012. We do not anticipate earning any significant revenues until such time as we can produce and market specialty enzyme products. We are presently in the development stage of our business and we can provide no assurance that we will be successful in finding a market for our specialty enzyme products.

Since our inception on June 26, 2009 through June 30, 2012, we experienced a net loss of $(240,078). For the year ending June 30, 2012 we lost $(70,309) as compared to a loss of $(113,975) for the same period last year. Our loss this year was contributed to general and administrative expenses of $36,698, research and development fees of $9,611, and salaries of $24,000. Our net loss decreased primarily due to decreased research and development costs. We anticipate our operating expenses will increase as we build our operations.

Revenues

We generated no revenues for the period from June 26, 2009 (inception) through June 30, 2012. We do not anticipate generating any significant revenues until we can develop a market for our specialty enzymes.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2012 reflects current assets $9,999 and current liabilities of $25,077.

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

For the fiscal year ending June 30, 2012, the Company spent $9,611 in product research and development. The research included the development of a specialty enzyme compound that management believes will have a therapeutic value. The compound in being tested by Northeastern Ohio Universities College of Medicine.

Expected purchase or sale of property and significant equipment

We do not anticipate the purchase or sale of any property or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of June 30, 2012, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

Item 8. Financial Statements and Supplementary Data.

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EnzymeBioSystems

(A Development Stage Company)

We have audited the accompanying balance sheets of EnzymeBioSystems (A Development Stage Company) as of June 30, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and since inception on June 26, 2009 through June 30, 2012. EnzymeBioSystems’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnzymeBioSystems (A Development Stage Company) as of June 30, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and since inception on June 26, 2009 through June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at June 30, 2012, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

October 10, 2012

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

EnzymeBioSystems

(A Development Stage Company)

Balance Sheets

	June 30, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$ 9,999	$ 56,184
Total current assets	9,999	56,184

TOTAL ASSETS	$ 9,999	$ 56,184

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 387	$ 400
Accrued expenses	13,300	8,700
Accrued expenses – related party	10,000	-
Credit card payable	-	463
Due to related party	1,390	1,390
Total current liabilities	25,077	10,953

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	1,000	1,000
authorized, 1,000,000 and 1,000,000 issued and
outstanding as of 6/30/12 and 6/30/11,
respectively
Common stock, $0.001 par value, 195,000,000 shares	31,500	31,500
authorized, 31,500,000 and 31,500,000 issued and
outstanding as of 6/30/12 and 6/30/11,
respectively
Additional paid-in capital	192,500	182,500
Deficit accumulated during development stage	(240,078)	(169,769)
Total stockholders' equity	(15,078)	45,231
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 9,999	$ 56,184

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Statements of Operations

	For the year ended June 30, 2012	For the year ended June 30, 2011	From June 26, 2009 (inception) to June 30, 2012
Revenue	$ -	$ -	$ -

Operating expenses:
General & administrative	36,698	41,208	113,269
Research & development	9,611	48,767	74,474
Research & development	-	-	(10,976)
Reimbursement
Salaries	24,000	24,000	57,000

Total expenses	70,309	113,975	233,767

Loss from operations	(70,309)	(113,975)	(233,767)

Other expenses:
Loss on impairment of furniture	-	-	(6,311)
and equipment
Total other expense	-	-	(6,311)

Net (Loss)	$ (70,309)	$ (113,975)	$ (240,078)

Weighted average number of common
shares outstanding- basic	31,500,000	31,500,000

Net loss per share	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Statement of Stockholders’ (Deficit)

						Deficit
						Accumulated
						During
	Preferred Stock		Common Stock		Additional Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Inception, June 26, 2009	-	-	-	-	-	-	-

June 26, 2009, Contributed Capital					500		500

June 29, 2009, Founders shares issued for cash at $0.001 per share			30,500,000	30,500			30,500

Net (loss) for the period ending June 30, 2009						(3,000)	(3,000)

Balance, June 30, 2009	-	-	30,500,000	30,500	500	(3,000)	28,000

July 2009, Contributed capital (cash)					2,500		2,500

December 2009, Contributed capital (services)					2,500		2,500

March 26, 2010, Shares issued for cash at $0.01 per share			1,000,000	1,000	9,000		10,000

March 2010, Contributed capital (cash)					2,000		2,000

March 2010, Contributed capital (services)					2,500		2,500

June 2010, Contributed capital (services)					2,500		2,500

Net (loss) for the year						(52,793)	(52,793)

Balance, June 30, 2010	-	-	31,500,000	31,500	21,500	(55,793)	(2,973)

August 2010, Contributed capital (cash)					2,000		2,000

September 2010, Contributed capital (services)					2,500		2,500

December 2010, Contributed capital (services)					2,500		2,500

February 2011, Preferred shares issued for cash	1,000,000	1,000			149,000		150,000

March 2011, Contributed capital (services)					2,500		2,500

June 2011, Contributed capital (services)					2,500		2,500

Net (loss) for the year						(113,976)	(113,976)

Balance, June 30, 2011	1,000,000	1,000	31,500,000	31,500	182,500	(169,769)	45,231

September 2011, Contributed capital (services)					2,500		2,500

December 2011, Contributed capital (services)					2,500		2,500

March 2012, Contributed capital (services)					2,500		2,500

June 2012, Contributed capital (servicces)					2,500		2,500

Net (loss) for the year						(70,309)	(70,309)

Balance, June 30, 2012	1,000,000	$1,000	31,500,000	$31,500	$192,500	$(240,078)	$(15,078)

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Statements of Cash Flows

	For the year ended June 30, 2012	For the year ended June 30, 2011	From June 26, 2009 (inception) to June 30, 2012
OPERATING ACTIVITIES
Net loss	$ (70,309)	$ (113,975)	$ (240,078)
Adjustment to reconcile net loss to net cash
used by operating activities:
Increase (decrease) in:
Accounts payable	(13)	(3,073)	387
Credit card payable	(463)	(1,020)	-
Accrued expenses	14,600	4,950	23,300
Depreciation	-	-	906
Impairment of asset	-	-	6,311
Contributed services	10,000	10,000	27,500
Cash (used) in operating activities	(46,185)	(103,118)	(181,674)

INVESTING ACTIVITIES
Purchase of furniture and equipment	-	-	(7,317)
Sale of furniture and equipment	-	-	100
Cash (used) in investing activities	-	-	(7,217)

FINANCING ACTIVITIES
Sale of preferred stock	-	150,000	150,000
Sale of common stock	-	-	40,500
Contributed capital	-	2,000	7,000
Due to related party	-	1,390	1,390
Net cash provided by financing activities	-	153,390	198,890

NET INCREASE IN CASH	(46,185)	50,272	9,999
CASH - BEGINNING OF THE PERIOD	56,184	5,913	-
CASH - END OF THE PERIOD	$ 9,999	$ 56,185	$ 9,999

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-	-
Income taxes paid	-	-	-
Non-cash transactions	10,000	10,000	33,811

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Notes to Financial Statements

June 30, 2012 and 2011

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Accounting

The basis is United States generally accepted accounting principles.

Earnings per Share

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

Research and development costs

Research and development costs are expensed as incurred. The amounts of costs expensed for the years ended June 30, 2012 and 2011, were $9,611 and $48,767, respectively.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

EnzymeBioSystems

(A Development Stage Company)

Notes to Financial Statements

June 30, 2012 and 2011

Year-end

The Company has selected June 30 as its year-end.

Advertising

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses of $(240,078) for the period from June 26, 2009 (inception) to June 30, 2012. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

Notes to Financial Statements

June 30, 2012 and 2011

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

3) and one million (1,000,000) unregistered restricted Series A Preferred shares of EnzymeBioSystems,

in exchange for One Hundred Fifty Thousand ($150,000) Dollars. The Series A Preferred Shares carry a voting weight equal to ten (10) Common Shares per share of preferred stock. The shares of Series A Preferred Stock are not redeemable and cannot be converted into Common Shares, unless it is approved by the Board of Directors and agreed upon by the Series A Preferred Shareholders. The Company plans to use these funds to further capitalize the Company, and develop proprietary enzyme products.

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

June 30, 2012 and 2011

NOTE 5 - CONTRIBUTED CAPITAL

In July 2009, a director of the Company contributed capital of $2,500 for audit fees.

In March 2010, a director of the company contributed capital of $2,000 for audit fees.

In August 2010, a director of the company contributed capital of $2,000 for audit fees.

During the years ended June 30, 2012 and 2011, the Company's corporate counsel agreed to prepare, write, EDGARize and provide legal opinion for the Company's interim reports and Form 10 filing. The law firm valued these services at $10,000 for the year ended June 30, 2012 and $10,000 for the year ended June 30, 2011. The law firm decided to contribute this capital to help build goodwill for its law firm.

NOTE 6 - RELATED PARTY TRANSACTIONS

On March 2, 2011, the Company's lawfirm paid outstanding fees due to the company's transfer agent of $1,390. This amount remained due to the lawfirm as of June 30, 2012, and bears no interest.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

For the year ended June 30, 2012, salaries of $14,000 were paid to an officer of the Company, as compared to salaries of $24,000 paid in the prior year. Additionally, salary of $10,000 was accrued for the year ended June 30, 2012. The salary is paid at-will by the Company, based on available capital The Company has no intention at this time to add employees until it can become a profitable entity.

EnzymeBioSystems

(A Development Stage Company)

Notes to Financial Statements

June 30, 2012 and 2011

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate	(35.0%)
Valuation reserve	35.0%
Total	- %

Income tax benefits as of June 30, 2012 and June 30, 2011, are calculated as follows:

	2012	2011
Deferred tax assets:
Net operating loss carry forward	$82,102	$59,419
Less: valuation allowance	(82,102)	(59,419)
Net deferred tax assets	$ -	$ -

During the year ended June 30, 2012, the Company recorded a valuation allowance of $(82,102), as compared to $(59,419) for the previous year, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during the year ended June 30, 2012.

EnzymeBioSystems

(A Development Stage Company)

Notes to Financial Statements

June 30, 2012 and 2011

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

EnzymeBioSystems

(A Development Stage Company)

Notes to Financial Statements

June 30, 2012 and 2011

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

NOTE 11 - RESEARCH AND DEVELOPMENT REIMBURSEMENT EXPENSES

Our research and development reimbursable costs consist primarily of fees paid by third-parties to cover our costs to develop and manufacturer enzyme products. During the year ended June 30, 2010, the Company was reimbursed for research and development expenses of $10,976 by the Northeastern Ohio Universities College of Medicine. The Company has an oral agreement with the University where the Company develops and produces enzyme product(s) for the University and is reimbursed for its actual research and development expenses related to the development of these enzyme product(s). No such reimbursable costs occurred during the year ended June 30, 2012.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of June 30, 2012.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year ending June 30, 2012 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1)      lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2)      insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended June 30, 2012. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 9B. Other Information.

None.

37

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

Name	Age	Position & Offices Held

Ashot Martirosyan	60	President and Director

Anushavan Yeranosyan	49	Secretary, Treasurer and Director

All directors hold office until the next annual meeting of stockholders of the Company and until their successors have been elected and qualified. Directors currently receive no fees for services provided in that capacity. The officers of the Company are elected annually and serve at the discretion of the Board of Directors.

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

Mar. 2009 –Present, President and Director of EnzymeBioSystems.

1992 - 2008 Institute of Fine Organic Chemistry,

National Academy of Sciences, Republic of Armenia

Head of Antibiotics Laboratory

1984 – 1992 Institute of Fine Organic Chemistry,

National Academy of Sciences, Republic of Armenia

Senior Researcher

1976 – 1984 Institute of Fine Organic Chemistry,

National Academy of Sciences, Republic of Armenia

Antibiotics Laboratory Researcher

1974 – 1976 Optical-Mechanical Corporation – "Astro"

Head of Chemical Laboratory

Republic of Armenia

Education:

1980 – 1984 Yerevan State University

Ph.D. degree, Candidate of Chemical Sciences: Organic Chemistry

1969 – 1974 Moscow Chemical and Technological Institute of D.I. Mendeleev

Department of Organic Chemistry, Chemical Technology

Anushavan Yeranosyan, Secretary, Treasurer and Director

2009 – Present Secretary, Treasurer and Director of EnzymeBioSystems

1996 – 2009 Cutting Systems, Inc., Cleveland, Ohio; 2002-2009, Director of Engineering;

1998-2002, Production Manager; 1996-1998, Engineer

2005 - Present A & A Medical Supply, Euclid, Ohio, a distributor of health care supplies,

Financial advisor

1992 – 1996 Armenian Services LLC

Yerevan, Armenia

Founder/Owner

1988 – 1992 Laser Institute, Yerevan, Armenia, 1990-1992, Project Manager;

1988-1990, Engineer.

1984 – 1988 Aviocomplex, Yerevan, Armenia, Engineer

Education:

1987 – 1988 Moscow

Moscow Humanitarian University

Master’s Degree - International Relations

1979 – 1984 State Engineering University of Armenia (Polytechnic)

Master’s Degree

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

Committees and Procedures

1. The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

2. The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

3. The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

4. The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

5. The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

6. The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

7. There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

8. The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

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

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our company at any time during the year ended June 30, 2012, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2009. The foregoing persons are collectively referred to herein as the "Named Executive Officers." Compensation information is shown for fiscal years 2012 and 2011.

EnzymeBioSystems Summary Compensation Table

		Year				Compen-
	Principal	Ending	Salary	Bonus	Awards	sation	Total
Name	Position	Dec. 31,	($)	($)	($)	($)	($)

Ashot Martirosyan	President	2012	24,000	0	0	0	24,000
		2011	24,000	0	0	0	24,000

Anushavan Yeranosyan	Secretary/Treasurer	2012	0	0	0	0	0
		2011	0	0	0	0	0

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans, stock option plans or employment agreements with our executive officers/directors.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through fiscal year end June 30, 2012.

Outstanding Equity Awards at 2012 Fiscal Year-End

We did not have any outstanding equity awards as of June 30, 2012 or June 30, 2011.

Option Exercises for Fiscal 2012

There were no options exercised by our named executive officers in fiscal 2012 or 2011.

Potential Payments Upon Termination or Change in Control

We have not entered into any compensatory plans or arrangements with respect to our named executive officers, which would in any way result in payments to such officer(s) because of their resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in their responsibilities following a change in control.

Director Compensation

Our directors were not paid any compensation during the fiscal year ending June 30, 2012 or June 30, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on October 11, 2012 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the U. S. Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after October 11, 2012 pursuant to options, warrants, conversion privileges or other right.

The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the U. S. Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of EnzymeBioSystems's common stock.

We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Shares of Common Stock (1)

Ashot Martirosyan (2)	10,000,000	31.7%

Anushavan Yeranosyan (3)	10,000,000	31.7%

All Directors and Officers as a Group	20,000,000	63.4%

1) Percent of Class is based on 31,500,000 shares issued and outstanding.

2) Ashot Martirosyan, 16773 W Park Drive, Chagrin Falls, Ohio, 44023.

3) Anushavan Yeranosyan, 16773 W Park Drive, Chagrin Falls, Ohio, 44023.

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

Item 14. Principal Accountant Fees and Services.

Seale and Beers, CPAs served as our principal independent public accountants for reporting fiscal years ending June 30, 2012 and June 30, 2011. Aggregate fees billed to us for the years ended June 30, 2012 and 2011 for audit fees were as follows:

	For Year Ended June 30, 2012	For the Year Ended June 30, 2011
(1) Audit Fees (1)	$10,046	$9,895
(2) Audit-Related Fees
(3) Tax Fees
(4) All Other Fees

Total fees paid or accrued to our principal auditor

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

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of Seale and Beers, CPAs for the proposed services. In the fiscal year ending June 30, 2012, all fees paid to Seale and Beers, CPAs were unanimously pre-approved in accordance with this policy.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) Financial Statement Schedules

None.

(c) Exhibit Index

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation	S-1	3.1	09/28/09
3.2	By-laws as currently in effect	S-1	3.2	09/28/09
3.2	Amended Articles of Incorporation	SB-2	3.3	01/12/12
10.1	Agreement between EnzymeBioSystems and Northeastern Ohio Universities College of Medicine, dated July 9, 2010	10-K	6/30/10	10.1	10/13/10
10.2	Exclusive Technology License and Patents Agreement between Berkeley Clinic LC, dated January 28, 2011	8-K	10.2	02/01/11
23.1	Consent of Seale and Beers CPAs of June 30, 2012 financial statements	X
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EnzymeBioSystems Registrant

Date: October 11, 2012	/s/ Ashot Martirosyan
Name: Ashot Martirosyan
Title: President, Director Principal Executive Officer

Date: October 11, 2012	/s/ Anushavan Yeranosyan
Name: Anushavan Yeranosyan
Title: Secretary/Treasurer/Director and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Ashot Martirosyan Ashot Martirosyan	President, Director and Chief Executive Officer	October 11, 2012

/s/ Anushavan Yeranosyan Anushavan Yeranosyan	Secretary, Treasurer, Director and Chief Accounting Officer	October 11, 2012