Form 10-Q
period 2012-09-30
EnzymeBioSystems
filed 2012-11-14
CIK 1471968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________

FORM 10-Q

__________________________________________________________________

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Yes ☑ No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes þ No o Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company, defined in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer o	Accelerated filer o
Non-accelerated filer o	Smaller Reporting Company ☑
(Do not check if a smaller reporting company	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No ☑

There were 31,500,000 shares of Common Stock outstanding as of November 14, 2012.

Table of Contents

EnzymeBioSystems

Index to Form 10-Q

For the Quarterly Period Ended September 30, 2012

PART I	Financial Information	3

ITEM 1.	Financial Statements	3
	Unaudited Interim Balance Sheets as of September 30, 2012 and June 30, 2012	3
	Unaudited Condensed Interim Statement of Operations for the three months ended September 30, 2012, September 30, 2011 and from inception to September 30, 2012	4
	Unaudited Condensed Interim Statements of Cash Flows for the three months ended September 30, 2012, September 30, 2011 and from inception to September 30, 2012	5
	Notes to the Condensed Interim Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	18

ITEM 4T.	Controls and Procedures	15

PART II	Other Information	19

ITEM 1.	Legal Proceedings	19

ITEM 1A.	Risk Factors	19

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 3	Defaults Upon Senior Securities	19

ITEM 4	Submission of Matters to a Vote of Security Holders	19

ITEM 5	Other Information	19

ITEM 6	Exhibits	20

	SIGNATURES	21

Part I. Financial Information

Item 1. Financial Statements

EnzymeBioSystems

(A Development Stage Company)

Unaudited Condensed Interim Balance Sheets

	September 30, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	1,239	9,999
Total current assets	1,239	9,999

TOTAL ASSETS	1,239	9,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	2,598	387
Accrued expenses	11,200	13,300
Accrued expenses - related party	16,000	10,000
Credit card payable	85	-
Due to related party	1,390	1,390
Total current liabilities	31,273	25,077

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	1,000	1,000
authorized, 1,000,000 and 1,000,000 issued and
outstanding as of 9/30/12 and 6/30/12,
respectively
Common stock, $0.001 par value, 195,000,000 shares	31,500	31,500
authorized, 31,500,000 and 31,500,000 issued and
outstanding as of 9/30/12 and 6/30/12,
respectively
Additional paid-in capital	195,000	192,500
Deficit accumulated during development stage	(257,534)	(240,078)
Total stockholders' equity	(30,034)	(15,078)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$1,239	$9,999

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Unaudited Condensed Interim Statements of Operations

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	From June 26, 2009 (inception) to September 30, 2012
Revenue	$-	$-	$-

Operating expenses:
General & administrative	11,456	8,652	124,725
Research & development	-	9,611	74,474
Research & development	-	-	(10,976)
reimbursement
Salaries	6,000	6,000	63,000

Total expenses	17,456	24,263	251,223

Loss from operations	(17,456)	(24,263)	(251,223)

Other expenses:
Loss on impairment of furniture	-	-	(6,311)
and equipment
Total other expense	-	-	(6,311)

Net (Loss)	(17,456)	(24,263)	(257,534)

Weighted average number of common
shares outstanding- basic	31,500,000	31,500,000

Net loss per share	$0.00	$0.00

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Unaudited Condensed Interim Statement of Cash Flows

	For the three months ended September 30, 2012	For the three months ended September 30, 2011	From June 26, 2009 (inception) to September 30, 2012
OPERATING ACTIVITIES
Net loss	(17,456)	(24,263)	(257,534)
Adjustment to reconcile net loss to net cash
used by operating activities:
Increase (decrease) in:
Accounts payable	2,211	(154)	2,598
Credit card payable	85	(463)	85
Accrued expenses	3,900	(1,100)	27,200
Depreciation	-	-	906
Impairment of asset	-	-	6,311
Prepaid expense	-	(220)	-
Donated services	2,500	2,500	30,000
Cash (used) by operating activities	(8,760)	(23,700)	(190,434)

INVESTING ACTIVITIES
Purchase of furniture and equipment	-	-	(7,317)
Sale of furniture and equipment	-	-	100
Cash (used) by investing activities	-	-	(7,217)

FINANCING ACTIVITIES
Sale of preferred stock	-	-	150,000
Sale of common stock	-	-	40,500
Contributed capital	-	-	7,000
Due to related party	-	-	1,390
Net cash provided by financing activities	-	-	198,890

NET INCREASE IN CASH	(8,760)	(23,700)	1,239
CASH - BEGINNING OF THE PERIOD	9,999	56,184	-
CASH - END OF THE PERIOD	1,239	32,484	1,239

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-	-
Income taxes paid	-	-	-
Non-cash transactions – donated services	2,500	2,500	36,311

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

September 30, 2012

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2012 audited financial statements. The results of operations for the period ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2012, the Company has not recognized any revenues and has accumulated operating losses of approximately $257,534 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

EnzymeBioSystems

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

September 30, 2012

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

Salary of $6,000 was accrued during the three months ended September 30, 2012, with an additional $10,000 previously accrued during the year ended June 30, 2012. The salary is paid at-will by the Company, based on available capital The Company has no intention at this time to add employees until it can become a profitable entity.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5 - CONTRIBUTED CAPITAL

During the three months ending September 30, 2012, the Company's corporate counsel agreed to prepare, write, EDGARize and provide legal opinion for the Company's interim reports and Form 10 filing, which the law firm valued at $2,500. The law firm decided to contribute this capital to help build goodwill for its law firm.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2012 through the date the financial statements are issued, and has determined that no such events have occurred.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

Results of Operations for the three months ended September 30, 2012

During the three month period ended September 30, 2012, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ending September 30, 2012, we experienced a net loss of $(17,456) as compared to a net loss of $(24,263) for the same period last year. The net loss for the three months ending September 30, 2012 was attributed to administrative fees of $11,456 and salaries of $6,000 for total expenses of $17,456. This compares to administrative fees of $8,652, research and development of $9,611 and salaries of $6,000 for total expenses of $24,263 for the same period last year.

The Company used net cash in operations of $8,760 and $190,434 during the three month period ended September 30, 2012 and the period from inception to September 30, 2012, respectively, net cash in investing activities to purchase furniture and equipment of $7,217 during the period from inception to September 30, 2012; and generated cash of $0 and $198,890 from financing activities during the three month period ended September 30, 2012 and the period from inception to September 30, 2012, respectively. The funds generated from financing activities were from the sale of preferred and common stock, contributed capital and related party financing.

Revenues

The Company has generated no revenues since its inception. As of September 30, 2012, the Company had an accumulated deficit of $(251,223) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

Going Concern

Our independent auditors included an explanatory paragraph in their report on the June 30, 2012 audited financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

As of September 30, 2012, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 195,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of November 14, 2012, the Company has 31,500,000 shares of common stock issued and outstanding and 1,000,000 of its Series A Preferred Shares issued and outstanding. As of September 30, 2012, the Company had current assets of $1,239 (cash and cash equivalents) and current liabilities of $31,273.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended September 30, 2012. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012 and the discussion in Item 1, above, under " Liquidity and Capital Resources."

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

None.

Item 6 -- Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EnzymeBioSystems Registrant

Date: November 14, 2012	/s/ Ashot Martirosyan
Name: Ashot Martirosyan
Its: Principal Executive Officer
Date: November 14, 2012	/s/ Anushavan Yeranosyan
Name: Anushavan Yeranosyan
Its: Principal Accounting Officer