Form 10-Q
period 2013-03-31
EnzymeBioSystems
filed 2013-05-14
CIK 1471968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

There were 31,500,000 shares of Common Stock outstanding as of May 14, 2013.

Table of Contents

EnzymeBioSystems

Index to Form 10-Q

For the Quarterly Period Ended March 31, 2013

PART I	Financial Information	3

ITEM 1.	Financial Statements	3
	Unaudited Interim Balance Sheets as of March 31, 2013 and June 30, 2012	3
	Unaudited Condensed Interim Statement of Operations for the three months and nine months ended March 31, 2013, and March 31, 2012 and from inception to March 31, 2013	4
	Unaudited Condensed Interim Statements of Cash Flows for the nine months ended March 31, 2013, March 31, 2012 and from inception to March 31, 2013	5
	Notes to the Condensed Interim Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	18

ITEM 4T.	Controls and Procedures	15

PART II	Other Information	19

ITEM 1.	Legal Proceedings	19

ITEM 1A.	Risk Factors	19

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 3.	Defaults Upon Senior Securities	19

ITEM 4.	Submission of Matters to a Vote of Security Holders	19

ITEM 5..	Other Information	19

ITEM 6.	Exhibits	20

	SIGNATURES	21

Part I. Financial Information

Item 1. Financial Statements

EnzymeBioSystems

(A Development Stage Company)

Unaudited Condensed Interim Balance Sheets

	March 31, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$30,578	$9,999
Total current assets	30,578	9,999

TOTAL ASSETS	$30,578	$9,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$-	$387
Accrued expenses	12,100	13,300
Accrued expenses - related party	28,900	10,000
Credit card payable	-	-
Due to related party	61,390	1,390
Total current liabilities	102,390	25,077

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	1,000	1,000
authorized, 1,000,000 and 1,000,000 issued and
outstanding as of 3/31/13 and 6/30/12,
Respectively
Common stock, $0.001 par value, 195,000,000 shares	31,500	31,500
authorized, 31,500,000 and 31,500,000 issued and
outstanding as of 3/31/13 and 6/30/12,
Respectively
Additional paid-in capital	200,000	192,500
Deficit accumulated during development stage	(304,312)	(240,078)
Total stockholders' equity	(71,812)	(15,078)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$30,578	$9,999

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Unaudited Condensed Interim Statements of Operations

	For the three months ended March 31, 2013	For the three months ended March 31, 2012	For the nine months ended March 31, 2013	For the nine months ended March 31, 2012	From June 26, 2009 (inception) to March 31, 2013
Revenue	$-	$-	$-	$-	$-

Operating expenses:
General & administrative	10,710	8,343	30,900	24,754	144,169
Research & development	(35,360)	-	15,334	9,611	89,808
Research & development	-	-	-	-	(10,976)
reimbursement
Salaries	6,000	6,000	18,000	14,000	75,000

Total expenses	(18,650)	14,343	64,234	48,365	298,001

Gain (Loss) from operations	18,650	(14,343)	(64,234)	(48,365)	(298,001)

Other expenses:
Loss on impairment of furniture	-	-	-	-	(6,311)
and equipment
Total other expense	-	-	-	-	(6,311)

Net (Loss)	$18,650	$(14,343)	$(64,234)	$(48,365)	$(304,312)

Weighted average number of common
shares outstanding- basic	31,500,000	31,500,000	31,500,000	31,500,000

Net loss per share	$0.00	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Unaudited Condensed Interim Statement of Cash Flows

	For the nine months ended March 31, 2013	For the nine months ended March 31, 2012	From June 26, 2009 (inception) to March 31, 2013
OPERATING ACTIVITIES
Net loss	$(64,234)	$(48,365)	$(304,312)
Adjustment to reconcile net loss to net cash
used by operating activities:
Increase (decrease) in:
Accounts payable	(387)	(277)	-
Credit card payable	-	(463)	-
Accrued expenses	17,700	100	41,000
Depreciation	-	-	906
Impairment of asset	-	-	6,311
Prepaid expense	-	-	-
Donated services	7,500	7,500	35,000
Cash (used) by operating activities	(39,421)	(41,505)	(221,095)

INVESTING ACTIVITIES
Purchase of furniture and equipment	-	-	(7,317)
Sale of furniture and equipment	-	-	100
Cash (used) by investing activities	-	-	(7,217)

FINANCING ACTIVITIES
Sale of preferred stock	-	-	150,000
Sale of common stock	-	-	40,500
Contributed capital	-	-	7,000
Due to related party	60,000	-	61,390
Net cash provided by financing activities	60,000	-	258,890

NET INCREASE IN CASH	20,579	(41,505)	30,578
CASH - BEGINNING OF THE PERIOD	9,999	56,184	-
CASH - END OF THE PERIOD	$30,578	$14,679	$30,578

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-	-
Income taxes paid	-	-	-
Non-cash transactions	7,500	7,500	41,311

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

March 31, 2013

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2012 audited financial statements. The results of operations for the period ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2013, the Company has not recognized any revenues and has accumulated operating losses of approximately $304,312 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

EnzymeBioSystems

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

March 31, 2013

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

NOTE 4 - RELATED PARTY TRANSACTIONS

On March 2, 2011, the Company’s lawfirm made payment of outstanding transfer agent fees on the Company’s behalf. An unpaid balance of $1,390 remains due.

On October 15, 2012, the Company entered into a Promissory Note with A&A Medical Supply LLC for a line of credit up to $100,000. The Chief Financial Officer of EnzymeBioSystems is also an officer of A&A Medical Supply LLC. This note bears interest on the principal at a rate per annum equal to the prime rate (as reported by Citibank - New York as of October 15, 2012. On October 19, 2012 the Company received $40,000 of this line of credit and on November 13, 2012 the Company received an additional $20,000. As of March 31, 2013, $0 was repaid with $60,000 remaining due.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5 - CONTRIBUTED CAPITAL

During the three months ending March 31, 2013, the Company's corporate counsel agreed to prepare, write, EDGARize and provide legal opinion for the Company's interim reports and Form 10 filing, which the law firm valued at $2,500. The law firm decided to contribute this capital to help build goodwill for its law firm.

NOTE 6 - REFUND OF RESEARCH AND DEVELOPMENT FEES

On November 9, 2012, the Company paid a vendor $35,360 for research and development. After beginning work on the project, the vendor found they were unable to perform the required services and subsequently refunded the $35,360 on January 11, 2013.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2013 through the date the financial statements are issued, and has determined that no such events have occurred.

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

Results of Operations for the three months ended March 31, 2013

During the nine month period ended March 31, 2013, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ending March 31, 2013, we experienced a net gan of $18,650 as compared to a net loss of $(14,343) for the same period last year. The net gain for the three months ending March 31, 2013 was attributed to $35,360 in research and development costs being returned to the Company as non-performance of services by the contracted research university.

For the nine months ending March 31, 2013, we experienced a net loss of $(64,234) as compared to a net loss of $(43,365) for the same period last year. The net loss for the nine months ending March 31, 2013 was attributed to administrative fees of $30,900, research and development costs of $15,334 and salaries of $18,000 for total expenses of $64,234. This compares to administrative fees of $24,754, research and development of $9,611 and salaries of $14,000 for total expenses of $48,365 for the same period last year.

The Company used net cash in operations of $39,421 and $221,095 during the nine month period ended March 31, 2013 and the period from inception to March 31, 2013, respectively, net cash in investing activities to purchase furniture and equipment of $7,217 during the period from inception to March 31, 2013; and generated cash of $60,000 and $258,890 from financing activities during the nine month period ended March 31, 2013 and the period from inception to March 31, 2013, respectively. The funds generated from financing activities for the nine month period ending March 31, 2013 were from related party financing.

Revenues

The Company has generated no revenues since its inception. As of March 31, 2013, the Company had an accumulated deficit of $(304,312) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

Going Concern

Our independent auditors included an explanatory paragraph in their report on the June 30, 2012 audited financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

Therefore, management plans to raise equity capital to finance the operating and capital requirements of the Company. While the Company is devoting its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

As of March 31, 2013, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 195,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of May 14, 2013, the Company has 31,500,000 shares of common stock issued and outstanding and 1,000,000 of its Series A Preferred Shares issued and outstanding. As of March 31, 2013, the Company had current assets of $30,578 (cash and cash equivalents) and current liabilities of $102,390.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended March 31, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

None.

Item 6 -- Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language).:

(1) Interim Condensed Balance Sheets at March 31, 2013 (unaudited), and June 30, 2012 (audited).

(2) Unaudited Condensed Interim Statements of Operations for the three-month period and nine month period ended March 31, 2013, March 31, 2012, and the period from inception to March 31, 2013.

(3) Unaudited Condensed Interim Statements of Cash Flows for the nine-month period ended March 31, 2013, March 31, 2012, and the period from inception to March 31, 2013.

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

EnzymeBioSystems Registrant

Date: May 14, 2013	/s/ Ashot Martirosyan
Name: Ashot Martirosyan
Its: Principal Executive Officer
Date: May 14, 2013	/s/ Anushavan Yeranosyan
Name: Anushavan Yeranosyan
Its: Principal Accounting Officer