Form 10-K
period 2013-06-30
EnzymeBioSystems
filed 2013-10-15
CIK 1471968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2013

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

Large accelerated filer	o	Accelerated filer ☐
Non-accelerated filer	o	Smaller Reporting Company ☑
(Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at May 14, 2013, computed by reference to the last sale of $0.20 per-share price quoted on the OTC-BB was $2,300,000.

As of October 14, 2013, there were 31,500,000 shares of common stock, par value $0.001 per share, of the registrant outstanding.

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

Our offices and laboratory are currently located at 16773 W Park Drive, Chagrin Falls, Ohio, 44023.

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

Management is evaluating an enzyme compound which it believes has a specific therapeutic value in fighting tumors. Management has undertaken research to study a series of semisynthetic penicillins and cephalosporins containing structural fragments of the well-known antitumor antibiotic sarcomycin. Specifically, the study includes: 1) an examination of the in vitro cytotoxicity of penicillin analogs against hepatocellular carcinoma cells; and 2) investigates the dose-responsive antitumor actions of penicillin analogs against chemically-induced hepatic tumorigenesis in rats.

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

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

We do not have any trademarks, patents, or other intellectual property. In 2012, the two officers of the Company, along with a third party, as inventors, filed Patent Application PCT/US2012/071182 entitled "Amooranin Compounds and Analogs Thereof and Related Methods of Use." The Patent Office informed the investors that they published the aforementioned international application of 04 July 2013 under No. WO 2013/101719. At this time, no patent has been issued.

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

Research and Development Activities and Costs

Research and development expenses related to our specialty enzyme business include costs related to ongoing bioprocess development and manufacturing process yield improvements. For the fiscal year ending June 30, 2013, the Company spent $15,334 in product research and development. The research included the development of a specialty enzyme compound that management believes will have a therapeutic value.

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

Employees

The Company currently has: two Officers, who are also Directors of the Company. These two individuals perform all of the job functions for the Company. Ashot Martirosyan, our President, devotes 40 hours per week of his time to our business, and Anushavan Yeranosyan, our Secretary/Treasurer, devotes approximately 10-hours per week of his time to our business. The Company has no intention at this time to add employees until it can become a profitable entity. The Company from time to time may retain independent consultants in connection with its operations.

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

Our financial statements included with this Annual Report for the year ended June 30, 2013, have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended June 30, 2013. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the company can continue as a going concern, it may be more difficult for the company to attract investors. Since our auditor’s have raised a substantial doubt about our ability to continue as a going concern, this typically results greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our future enzyme products. We plan to seek additional funds through private placements of our common stock. You may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. If we are not able to achieve revenues or find financing, then we likely will be forced to cease operations and investors will likely lose their entire investment, investors may lose their entire investment.

3. WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

We have prepared audited financial statements for the year end for June 30, 2013, which show we cash and cash equivalents of $25,580. Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation. Management believes, for the next twelve months, it has sufficient funds available to implement its business, on a limited basis.

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

18. Our management and largest shareholder controls a large block of our common stock that will allow them to control the Company.

As of June 30, 2013, our officers, directors and single largest shareholder owned approximately 63% of our outstanding common stock. As a result, our two officers will have the ability to control substantially all matters submitted to our stockholders for approval including:

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

As disclosed in their biographies contained herein, some of our officers and directors work with other companies in addition to their work for us. Anushavan Yeranosyan is a part-time financial advisor of A&A Medical Supply, LLC. A&A Medical Supply distributes medical supplies to the health care industry. Although none of our officers and directors are currently working for any other companies in the biomedical industry, they are not prohibited from doing so.

Ashot Martirosyan, our President, plans to devote 20 hours per week of his time to our business, and Anushavan Yeranosyan, our Secretary/Treasurer plans to devote 10 hours per week of his time to our business. Anushavan Yeranosyan's other activities may prevent him from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slow down in operations. Therefore, it is possible that a conflict of interest with regard to his time may arise based on his involvement in other activities.

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

If our existing controlling stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 12, 2012, we have 31,500,000 common shares issued and outstanding. There are 11,500,000 registered shares freely tradable, without restriction. Our officers own 6,000,000 common shares. If in the future, if they decide to sell their shares or if it is perceived that they will be sold, to the extent permitted by the Rules 144 and 701 under the Securities Act, the trading price of our common stock could decline.

The 6,000,000 shares of common stock, owned by our two officers are restricted from immediate resale in the public market. The restricted shares are restricted in accordance with Rule 144, which states that if unregistered, restricted securities are to be sold, a minimum of one year must elapse between the later of the date of acquisition of the securities from the issuer or from an affiliate of the issuer, and any resale of those securities in reliance on Rule 144. The Rule 144 restrictive legend remains on the stock until the holder of the stock holds the stock for longer than six months (unless an affiliate) and meets the other requirements of Rule 144 to have the restriction removed. The sale or resale of those shares in the public market, or the market’s expectation of such sales, may result in an immediate and substantial decline in the market price of our shares. Such a decline will adversely affect our investors, and make it more difficult for us to raise additional funds through equity offerings in the future.

21. We have never declared dividends on our common stock and do not plan to do so in the foreseeable future.

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

22. Holders of our common stock have a risk of potential dilution if we issue additional shares of common stock in the future.

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

23. We do not have insurance and, therefore, liability we incur could have substantial impact on our ability to continue as a going concern.

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

24. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud and as a result, investors may be misled and lose confidence in our financial reporting and disclosures, and the price of our common stock may be negatively affected.

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

As of June 30, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

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

25. LOW-PRICED STOCKS MAY AFFECT THE RESELL OF OUR SHARES.

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

There are have limited trades of the Company’s stock, since it was listed on the OTC-BB, there are no assurances that an active market will ever develop for the Company's stock.

Year ended June 30, 2013	High		Low
First Quarter		$0.99		$0.99
Second Quarter		$0.51		$0.51
Third Quarter		$0.51		$0.51
Fourth Quarter		$0.20		$0.20

Year ended June 30, 2012	High		Low
First Quarter	$	n/a	$	n/a
Second Quarter	$	n/a	$	n/a
Third Quarter	$	n/a	$	n/a
Fourth Quarter		$0.10*		$0.99

* The first trade of the Company’s stock took place on April 16, 2012.

(b) Holders of Common Stock

As of October 14, 2013, the Company has a total 31,500,000 common shares issued and outstanding held by approximately forty (40) shareholders.

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

The Company did not sell any stock during the fiscal year ending June 30, 2013.

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

(g) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended June 30, 2013 or June 30, 2012.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

EnzymeBioSystems manufactures specialty enzymes and enzyme related products.

Results of Operations for the year ended June 30, 2013

We generated no revenues since our inception on June 26, 2009 through June 30, 2013. We do not anticipate earning any significant revenues until such time as we can produce and market specialty enzyme products. We are presently in the development stage of our business and we can provide no assurance that we will be successful in finding a market for our specialty enzyme products.

Since our inception on June 26, 2009 through June 30, 2013, we experienced a net loss of $(319,872). For the year ending June 30, 2013 we lost $(79,794) as compared to a loss of $(70,309) for the same period last year. Our loss last year was contributed to general and administrative expenses of $39,148, research and development fees of $15,334, and salaries of $24,000. Our net loss increased primarily due to increased research and development costs. We anticipate our operating expenses will increase as we build our operations.

Revenues

We generated no revenues for the period from June 26, 2009 (inception) through June 30, 2013. We do not anticipate generating any significant revenues until we can develop a market for our specialty enzymes.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2013 reflects current assets $25,580 and current liabilities of $76,452.

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

We believe we have sufficient cash on hand to keep our Company fully reporting for the next twelve (12) months. If we do not have sufficient cash, our directors are committed to contribute sufficient cash to keep the business operational for the next twelve months.

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

For the fiscal year ending June 30, 2013, the Company spent $15,334 in product research and development. The research included the development of a specialty enzyme compound that management believes will have a therapeutic value.

Expected purchase or sale of property and significant equipment

We do not anticipate the purchase or sale of any property or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of June 30, 2013, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EnzymeBioSystems

(A Development Stage Company)

We have audited the accompanying balance sheets of EnzymeBioSystems (A Development Stage Company) as of June 30, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and since inception on June 26, 2009 through June 30, 2013. EnzymeBioSystems’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnzymeBioSystems (A Development Stage Company) as of June 30, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and since inception on June 26, 2009 through June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no revenues, has negative working capital at June 30, 2013, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

October 14, 2013

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

EnzymeBioSystems

(A Development Stage Company)

Balance Sheets

	June 30, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$ 25,580	$ 9,999
Total current assets	25,580	9,999

TOTAL ASSETS	$ 25,580	$ 9,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ -	$ 387
Accrued expenses	13,750	13,300
Accrued expenses - related party	-	10,000
Due to related party	62,702	1,390
Total current liabilities	76,452	25,077

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	1,000	1,000
authorized, 1,000,000 and 1,000,000 issued and
outstanding as of 6/30/13 and 6/30/12,
Respectively
Common stock, $0.001 par value, 195,000,000 shares	31,500	31,500
authorized, 31,500,000 and 31,500,000 issued and
outstanding as of 6/30/13 and 6/30/12,
Respectively
Additional paid-in capital	236,500	192,500
Deficit accumulated during development stage	(319,872)	(240,078)
Total stockholders' equity	(50,872)	(15,078)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 25,580	$ 9,999

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Statements of Operations

	For the year ended June 30, 2013	For the year ended June 30, 2012	From June 26, 2009 (inception) to June 30, 2013
Revenue	$ -	$ -	$ -

Operating expenses:
General & administrative	39,148	36,698	152,417
Research & development	15,334	9,611	89,808
Research & development	-	-	(10,976)
Reimbursement
Salaries	24,000	24,000	81,000

Total expenses	78,482	70,309	312,249

Loss from operations	(78,482)	(70,309)	(312,249)

Other expenses:
Interest expense	(1,312)	-	(1,312)
Loss on impairment of furniture	-	-	(6,311)
and equipment
Total other expense	(1,312)	-	(7,623)

Net (Loss)	$ (79,794)	$ (70,309)	$ (319,872)

Weighted average number of common
shares outstanding- basic	31,500,000	31,500,000

Net loss per share	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Statement of Stockholders’ (Deficit)

						Deficit
						Accumulated
						During
	Preferred Stock		Common Stock		Additional Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Inception, June 26, 2009	-	-	-	-	-	-	-

June 26, 2009, Contributed Capital					500		500

June 29, 2009, Founders shares issued for cash at $0.001 per share			30,500,000	30,500			30,500

Net (loss) for the period ending June 30, 2009						(3,000)	(3,000)

Balance, June 30, 2009	-	-	30,500,000	30,500	500	(3,000)	28,000

July 2009, Contributed capital (cash)					2,500		2,500

December 2009, Contributed capital (services)					2,500		2,500

March 26, 2010, Shares issued for cash at $0.01 per share			1,000,000	1,000	9,000		10,000

March 2010, Contributed capital (cash)					2,000		2,000

March 2010, Contributed capital (services)					2,500		2,500

June 2010, Contributed capital (services)					2,500		2,500

Net (loss) for the year						(52,793)	(52,793)

Balance, June 30, 2010	-	-	31,500,000	31,500	21,500	(55,793)	(2,973)

August 2010, Contributed capital (cash)					2,000		2,000

September 2010, Contributed capital (services)					2,500		2,500

December 2010, Contributed capital (services)					2,500		2,500

February 2011, Preferred shares issued for cash	1,000,000	1,000			149,000		150,000

March 2011, Contributed capital (services)					2,500		2,500

June 2011, Contributed capital (services)					2,500		2,500

Net (loss) for the year						(113,976)	(113,976)

Balance, June 30, 2011	1,000,000	1,000	31,500,000	31,500	182,500	(169,769)	45,231

September 2011, Contributed capital (services)					2,500		2,500

December 2011, Contributed capital (services)					2,500		2,500

March 2012, Contributed capital (services)					2,500		2,500

June 2012, Contributed capital (servicces)					2,500		2,500

Net (loss) for the year						(70,309)	(70,309)

Balance, June 30, 2012	1,000,000	1,000	31,500,000	31,500	192,500	(240,078)	(15,078)

September 2012, Contributed capital (services)					2,500		2,500

December 2012, Contributed capital (services)					2,500		2,500

March 2013, Contributed capital (services)					2,500		2,500

June 2013, Contributed capital (servicces)					2,500		2,500
June 2013, Contributed capital (servicces)					34,000		34,000

Net (loss) for the year						(79,794)	(79,794)

Balance, June 30, 2013	1,000,000	1,000	31,500,000	31,500	236,500	(319,872)	(50,872)

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Statements of Cash Flows

	For the year ended June 30, 2013	For the year ended June 30, 2012	From June 26, 2009 (inception) to June 30, 2013
OPERATING ACTIVITIES
Net loss	$ (79,794)	$ (70,309)	$ (319,872)
Adjustment to reconcile net loss to net cash
used by operating activities:
Increase (decrease) in:
Accounts payable	(387)	(13)	-
Credit card payable	-	(463)	-
Accrued expenses	(8,238)	14,600	15,062
Depreciation	-	-	906
Impairment of asset	-	-	6,311
Donated services	44,000	10,000	71,500
Cash (used) by operating activities	(44,419)	(46,185)	(226,093)

INVESTING ACTIVITIES
Purchase of furniture and equipment	-	-	(7,317)
Sale of furniture and equipment	-	-	100
Cash (used) by investing activities	-	-	(7,217)

FINANCING ACTIVITIES
Sale of preferred stock	-	-	150,000
Sale of common stock	-	-	40,500
Contributed capital	-	-	7,000
Due to related party	60,000	-	61,390
Net cash provided by financing activities	60,000	-	258,890

NET INCREASE IN CASH	15,581	(46,185)	25,580
CASH - BEGINNING OF THE PERIOD	9,999	56,184	-
CASH - END OF THE PERIOD	$ 25,580	$ 9,999	$ 25,580

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-	-
Income taxes paid	-	-	-
Non-cash transactions	44,000	10,000	77,811

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Notes to Financial Statements

June 30, 2013 and 2012

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

Research and development costs

Research and development costs are expensed as incurred. The amounts of costs expensed for the years ended June 30, 2013 and 2012, were $15,334 and $9,611, respectively.

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

June 30, 2013 and 2012

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

Revenue recognition

The Company applies the provision of ASC 605, Revenue Recognition. ASC 605, Revenue Recognition in Financial Statements, provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from June 26, 2009 (inception) to June 30, 2013, the Company has not recognized any revenues.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses of $(319,872) for the period from June 26, 2009 (inception) to June 30, 2013. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

June 30, 2013 and 2012

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

June 30, 2013 and 2012

NOTE 5 - CONTRIBUTED CAPITAL

In July 2009, a director of the Company contributed capital of $2,500 for audit fees.

In March 2010, a director of the company contributed capital of $2,000 for audit fees.

In August 2010, a director of the company contributed capital of $2,000 for audit fees.

During the years ended June 30, 2013 and 2012, the Company's corporate counsel agreed to prepare, write, EDGARize and provide legal opinion for the Company's interim reports and Form 10 filing. The law firm valued these services at $10,000 for the year ended June 30, 2013 and $10,000 for the year ended June 30, 2012. The law firm decided to contribute this capital to help build goodwill for its law firm.

During the year ended June 30, 2013, an officer of the Company donated his services valued at $34,000 due to lack of working capital.

NOTE 6 - RELATED PARTY TRANSACTIONS

On March 2, 2011, the Company’s lawfirm made payment of outstanding transfer agent fees on the Company’s behalf. An unpaid balance of $1,390 remains due.

On October 15, 2012, the Company entered into a Promissory Note with A&A Medical Supply LLC for a line of credit up to $100,000. The Chief Financial Officer of EnzymeBioSystems is also an officer of A&A Medical Supply LLC. This note bears interest on the principal at a rate per annum equal to the prime rate (as reported by Citibank - New York as of October 15, 2012. On October 19, 2012 the Company received $40,000 of this line of credit and on November 13, 2012 the Company received an additional $20,000. As of June 30, 2013, $0 was repaid with $61,312 remaining due.

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

Notes to Financial Statements

June 30, 2013 and 2012

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate	(35.0%)
Valuation reserve	35.0%
Total	- %

Income tax benefits as of June 30, 2013 and June 30, 2012, are calculated as follows:

	2013	2012
Deferred tax assets:
Net operating loss carry forward	$27,928	$24,608
Less: valuation allowance	(27,928)	(24,608)
Net deferred tax assets	$ -	$ -

During the year ended June 30, 2013, the Company recorded a valuation allowance of $(27,928), as compared to $(24,608) for the previous year, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during the year ended June 30, 2013.

EnzymeBioSystems

(A Development Stage Company)

Notes to Financial Statements

June 30, 2013 and 2012

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

Minimum lease payments due under the terms of the lease are as follows:

Fiscal Year Ending
June 30,	Rent

2014	9,600
2015	9,600
2016	1,600

Total	$20,800

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

June 30, 2013 and 2012

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

NOTE 11 - REFUND OF RESEARCH AND DEVELOPMENT FEES

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of June 30, 2013.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year ending June 30, 2013 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1)      lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2)      insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended June 30, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Name	Age	Position & Offices Held

Ashot Martirosyan	61	President and Director

Anushavan Yeranosyan	51	Secretary, Treasurer and Director

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

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our company at any time during the year ended June 30, 2013, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2009. The foregoing persons are collectively referred to herein as the "Named Executive Officers." Compensation information is shown for fiscal years 2013, 2012 and 2011.

EnzymeBioSystems Summary Compensation Table

		Year				Compen-
	Principal	Ending	Salary	Bonus	Awards	sation	Total
Name	Position	Dec. 31,	($)	($)	($)	($)	($)

Ashot Martirosyan	President	2013	24,000	0	0	0	24,000
		2012	24,000	0	0	0	24,000
		2011	14,000	0	0	0	14,000

Anushavan Yeranosyan	Secretary/Treasurer	2013	0	0	0	0	0
		2012	0	0	0	0	0
		2011	0	0	0	0	0

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans, stock option plans or employment agreements with our executive officers/directors.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through fiscal year end June 30, 2013.

Outstanding Equity Awards at 2013 Fiscal Year-End

We did not have any outstanding equity awards as of June 30, 2013 or June 30, 2012.

Option Exercises for Fiscal 2013

There were no options exercised by our named executive officers in fiscal 2013 or 2012.

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

Director Compensation

Our directors were not paid any compensation during the fiscal year ending June 30, 2013 or June 30, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on October 14, 2013 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the U. S. Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after October 14, 2013 pursuant to options, warrants, conversion privileges or other right.

The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the U. S. Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of EnzymeBioSystems's common stock.

We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Shares of Common Stock (1)

Ashot Martirosyan (2)	3,000,000	9.5%

Anushavan Yeranosyan (3)	3,000,000	9.5%

Berkeley Clinic, LC (4)	14,000,000	44.4%

All Directors and Officers as a Group	6,000,000	19.0%

1) Percent of Class is based on 31,500,000 shares issued and outstanding.

2) Ashot Martirosyan, 16773 W Park Drive, Chagrin Falls, Ohio, 44023.

3) Anushavan Yeranosyan, 16773 W Park Drive, Chagrin Falls, Ohio, 44023.

4) Berkeley Clinic, LC, an Arizona Limited Liability Company, POB 2742, Scottsdale, AZ 85252.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our officers, directors and largest shareholder are also our primary shareholders. Together, our officers and directors control 20,000,000 shares of our common stock, or 66% of our outstanding common stock.

Through a Board Resolution, the Company hired the professional services of Seale and Beers, Certified Public Accountants, to perform audited financials for the Company. Seale and Beers, CPAs own no stock in the Company. The company has no formal contracts with its accountants, as they are paid on a fee for service basis.

Item 14. Principal Accountant Fees and Services.

Seale and Beers, CPAs served as our principal independent public accountants for reporting fiscal years ending June 30, 2013 and June 30, 2012. Aggregate fees billed to us for the years ended June 30, 2013 and 2012 for audit fees were as follows:

	For Year Ended June 30,	For the Year Ended June 30
	2013	2012
(1) Audit Fees (1)	$12,375	$10,046
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

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of Seale and Beers, CPAs for the proposed services. In the fiscal year ending June 30, 2013, all fees paid to Seale and Beers, CPAs were unanimously pre-approved in accordance with this policy.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) Financial Statement Schedules

None.

(c) Exhibit Index

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation	S-1	3.1	09/28/09
3.2	By-laws as currently in effect	S-1	3.2	09/28/09
3.2	Amended Articles of Incorporation	SB-2	3.3	01/12/12
10.1	Agreement between EnzymeBioSystems and Northeastern Ohio Universities College of Medicine, dated July 9, 2010	10-K	6/30/10	10.1	10/13/10
10.2	Exclusive Technology License and Patents Agreement between Berkeley Clinic LC, dated January 28, 2011	8-K	10.2	02/01/11
23.1	Consent of Seale and Beers CPAs of June 30, 2013 financial statements	X
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

101	*

The following materials from this Annual Report on Form 10-K for the year ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language).

1)        Balance Sheets at June 30, 2013 and June 30, 2012.

2)        Statements of Operations for the years ending June 30, 2013, June 30, 2012, and the period from inception to June 30, 2013.

3)        Statement of Stockholders’ Deficit for the period from inception to June 30, 2013.

4)        Statements of Cash Flows for the years ending June 30, 2013, June 30, 2012 and the period from inception to June 30, 2013.

5)        Notes to the financial statements.

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

EnzymeBioSystems Registrant

Date: October 14, 2013	/s/ Ashot Martirosyan
Name: Ashot Martirosyan
Title: President, Director Principal Executive Officer

Date: October 14, 2013	/s/ Anushavan Yeranosyan
Name: Anushavan Yeranosyan
Title: Secretary/Treasurer/Director and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Ashot Martirosyan Ashot Martirosyan	President, Director and Chief Executive Officer,	October 14, 2013

/s/ Anushavan Yeranosyan Anushavan Yeranosyan	Secretary, Treasurer, Director and Chief Accounting Officer	October 14, 2013