Form 10-Q
period 2013-09-30
EnzymeBioSystems
filed 2013-11-13
CIK 1471968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

There were 31,500,000 shares of Common Stock outstanding as of November 12, 2013.

Table of Contents

EnzymeBioSystems

Index to Form 10-Q

For the Quarterly Period Ended September 30, 2013

PART I	Financial Information	3

ITEM 1.	Financial Statements	3
	Unaudited Interim Balance Sheets as of September 30, 2013 and June 30, 2013	3
	Unaudited Condensed Interim Statement of Operations for the three months ended September 30, 2013, September 30, 2012 and from inception to September 30, 2013	4
	Unaudited Condensed Interim Statements of Cash Flows for the three months ended September 30, 2013, September 30, 2012 and from inception to September 30, 2013	5
	Notes to the Condensed Interim Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	16

ITEM 4T.	Controls and Procedures	16

PART II	Other Information	21

ITEM 1.	Legal Proceedings	21

ITEM 1A.	Risk Factors	21

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3.	Defaults Upon Senior Securities	21

ITEM 4.	Submission of Matters to a Vote of Security Holders	21

ITEM 5..	Other Information	21

ITEM 6.	Exhibits	22

	SIGNATURES	23

Part I. Financial Information

Item 1. Financial Statements

EnzymeBioSystems

(A Development Stage Company)

Condensed Interim Balance Sheets

(Unaudited)

	September 30, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$ 17,876	$ 25,580
Total current assets	17,876	25,580

TOTAL ASSETS	$ 17,876	$ 25,580

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 3,563	$ -
Accrued expenses	11,078	13,750
Credit card payable	85	-
Due to related party	62,702	62,702
Total current liabilities	77,428	76,452

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	1,000	1,000
authorized, 1,000,000 and 1,000,000 issued and
outstanding as of 9/30/13 and 6/30/13,
Respectively
Common stock, $0.001 par value, 195,000,000 shares	31,500	31,500
authorized, 31,500,000 and 31,500,000 issued and
outstanding as of 9/30/13 and 6/30/13,
Respectively
Additional paid-in capital	245,000	236,500
Deficit accumulated during development stage	(337,052)	(319,872)
Total stockholders' equity	(59,552)	(50,872)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 17,876	$ 25,580

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Condensed Interim Statements of Operations

(Unaudited)

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	From June 26, 2009 (inception) to September 30, 2013
Revenue	$ -	$ -	$ -

Operating expenses:
General & administrative	16,852	11,456	169,269
Research & development	-	-	89,808
Research & development	-	-	(10,976)
Reimbursement
Salaries	-	6,000	81,000

Total expenses	16,852	17,456	329,101

Loss from operations	(16,852)	(17,456)	(329,101)

Other expenses:
Interest (expense)	(328)	-	(1,640)
Loss on impairment of furniture	-	-	(6,311)
and equipment
Total other expense	(328)	-	(7,951)

Net (Loss)	$ (17,180)	$ (17,456)	$ (337,052)

Weighted average number of common
shares outstanding- basic	31,500,000	31,500,000

Net loss per share	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Condensed Interim Statement of Cash Flows

(Unaudited)

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	From June 26, 2009 (inception) to September 30, 2013
OPERATING ACTIVITIES
Net loss	$ (17,180)	$ (17,456)	$ (337,052)
Adjustment to reconcile net loss to net cash
used by operating activities:
Increase (decrease) in:
Accounts payable	3,563	2,211	3,563
Credit card payable	85	85	85
Accrued expenses	(2,672)	3,900	12,390
Depreciation	-	-	906
Impairment of asset	-	-	6,311
Donated services	8,500	2,500	80,000
Cash (used) by operating activities	(7,704)	(8,760)	(233,797)

INVESTING ACTIVITIES
Purchase of furniture and equipment	-	-	(7,317)
Sale of furniture and equipment	-	-	100
Cash (used) by investing activities	-	-	(7,217)

FINANCING ACTIVITIES
Sale of preferred stock	-	-	150,000
Sale of common stock	-	-	40,500
Contributed capital	-	-	7,000
Due to related party	-	-	62,702
Net cash provided by financing activities	-	-	258,890

NET INCREASE IN CASH	(7,704)	(8,760)	17,876
CASH - BEGINNING OF THE PERIOD	25,580	9,999	-
CASH - END OF THE PERIOD	$ 17,876	$ 1,239	$ 17,876

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-	-
Income taxes paid	-	-	-
Non-cash transactions	8,500	2,500	86,311

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

September 30, 2013

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2013 audited financial statements. The results of operations for the period ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2013, the Company has not recognized any revenues and has accumulated operating losses of approximately $337,052 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

EnzymeBioSystems

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

September 30, 2013

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

On October 15, 2012, the Company entered into a Promissory Note with A&A Medical Supply LLC for a line of credit up to $100,000. The Chief Financial Officer of EnzymeBioSystems is also an officer of A&A Medical Supply LLC. This note bears interest on the principal at a rate per annum equal to the prime rate (as reported by Citibank - New York as of October 15, 2012. On October 19, 2012 the Company received $40,000 of this line of credit and on November 13, 2012 the Company received an additional $20,000. As of September 30, 2013, $0 was repaid with $61,640 remaining due.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5 - CONTRIBUTED CAPITAL

During the quarter ended September 30, 2013, the Company's corporate counsel agreed to prepare, write, EDGARize and provide legal opinion for the Company's interim report. The law firm valued these services at $2,500 for the quarter ended September 30, 2013. The law firm decided to contribute this capital to help build goodwill for its law firm.

During the quarter ended September 30, 2013, an officer of the Company donated his services valued at $6,000 due to lack of working capital.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2013 through the date the financial statements are issued, and has determined that no such events have occurred.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Results of Operations

Overview of Current Operations

History and Organization

The Company was organized June 26, 2009 (Date of Inception) under the laws of the State of Nevada, as EnzymeBioSystems.

Our Business

We utilize enzyme technologies to develop commercial solutions for a broad range of applications within the specialty chemical industry. These markets are largely served by a small number of large, well-established businesses and research centers. We plan to work collaboratively with those industrial companies to develop differentiated, high performance enzyme solutions for their target markets, and to leverage their well-developed distribution capabilities to better exploit commercial opportunities. Our enzyme technology will tie-in with development of new commercial biological active compounds. We hope we can develop specialty enzymes to eliminate the side effects and toxicity of the new commercial developed products.

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

Any enzyme products that we develop will compete in multiple, highly competitive markets. For example, Codexis, Maxygen, Inc., Evotec, and Xencor have alternative technologies. Integrated Genomics Inc., Myriad Genetics, Inc., and ArQule, Inc. perform screening, sequencing, and/or bioinformatics services. Novozymes A/S, Verenium Corporation, Genencor International Inc. and MPBiomedicals are involved in development, overexpression, fermentation, and purification of enzymes. All of these competitors have significantly greater financial and human resources than we do. We believe that the principal competitive factors in our market are access to genetic material, technological experience and expertise, and proprietary position.

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

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

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

Results of Operations for the three months ended September 30, 2013

During the three month period ended September 30, 2013, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ending September 30, 2013, we experienced a net loss from operations of $(16,852) as compared to a net loss of $(17,456) for the same period last year. The net loss for the three months ending September 30, 2013 was attributed to $16,852 in general and administrative expenses and $328 in interest expense. This compares to general and administrative costs of $11,456 for the same period last year and salaries $6,000 for the same period last year, with no interest expense. We have suspended salaries this year, due to unavailability of any cash flows.

The Company used net cash in operations of $7,704 during the three month period ended September 30, 2013, as compared to $8,760 during the same period last year, with net cash in investing activities to purchase furniture and equipment of $7,217 during the period from inception to September 30, 2013; and generated cash of $258,890 from financing activities from inception to September 30, 2013.

Revenues

The Company has generated no revenues since its inception. As of September 30, 2013, the Company had an accumulated deficit of $(337,052) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Going Concern

Our independent auditors included an explanatory paragraph in their report on the June 30, 2013 audited financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

Therefore, management plans to raise equity capital to finance the operating and capital requirements of the Company. While the Company is devoting its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Plan of Operation

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management believes developmental costs will most likely exceed its cash reserves for the coming year. Management is evaluating an enzyme compound which it believes has a specific therapeutic value in fighting tumors. Therefore, management will be required to seek outside funding.

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

Management hopes its research will identify an enzyme compound developed by the Company that will lead to the filing of an Investigational New Drug Application with the U. S. Food and Drug Administration. It is still too early to determine if this project has any potential value for the Company, and there are no assurances that the Company will ever obtain be able to obtain an IND for this compound.

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

As of September 30, 2013, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 195,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of November 12, 2013, the Company has 31,500,000 shares of common stock issued and outstanding and 1,000,000 of its Series A Preferred Shares issued and outstanding. As of September 30, 2013, the Company had current assets of $17,876 (cash and cash equivalents) and current liabilities of $77,428.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended September 30, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Certain Relationships and Related Transactions

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2013 and the discussion in Item 1, above, under " Liquidity and Capital Resources."

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

EnzymeBioSystems Registrant

Date: November 12, 2013	/s/ Ashot Martirosyan
Name: Ashot Martirosyan
Its: Principal Executive Officer
Date: November 12, 2013	/s/ Anushavan Yeranosyan
Name: Anushavan Yeranosyan
Its: Principal Accounting Officer