Form 10-Q
period 2013-12-31
EnzymeBioSystems
filed 2014-02-14
CIK 1471968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2013

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

There were 31,500,000 shares of Common Stock outstanding as of February 13, 2014.

Table of Contents

EnzymeBioSystems

Index to Form 10-Q

For the Quarterly Period Ended December 31, 2013

PART I	Financial Information	3

ITEM 1.	Financial Statements	3
	Unaudited Interim Balance Sheets as of December 31, 2013 and June 30, 2013	3
	Unaudited Condensed Interim Statement of Operations for the three months and six months ended December 31, 2013, December 31, 2012 and from inception to December 31, 2013	4
	Unaudited Condensed Interim Statements of Cash Flows for the six months ended December 31, 2013, December 31, 2012 and from inception to December 31, 2013	5
	Notes to the Condensed Interim Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	16

ITEM 4T.	Controls and Procedures	17

PART II	Other Information	21

ITEM 1.	Legal Proceedings	21

ITEM 1A.	Risk Factors	21

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3.	Defaults Upon Senior Securities	21

ITEM 4.	Submission of Matters to a Vote of Security Holders	21

ITEM 5..	Other Information	21

ITEM 6.	Exhibits	22

	SIGNATURES	23

Part I. Financial Information

Item 1. Financial Statements

EnzymeBioSystems

(A Development Stage Company)

Condensed Interim Balance Sheets

(Unaudited)

	December 31, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$ 14,323	$ 25,580
Total current assets	14,323	25,580

TOTAL ASSETS	$ 14,323	$ 25,580

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 1,796	$ -
Accrued expenses	11,406	13,750
Credit card payable	-	-
Due to related party	62,702	62,702
Total current liabilities	75,904	76,452

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	1,000	1,000
authorized, 1,000,000 and 1,000,000 issued and
outstanding as of 12/31/13 and 6/30/13,
respectively
Common stock, $0.001 par value, 195,000,000 shares	31,500	31,500
authorized, 31,500,000 and 31,500,000 issued and
outstanding as of 12/31/13 and 6/30/13,
respectively
Additional paid-in capital	247,500	236,500
Deficit accumulated during development stage	(341,581)	(319,872)
Total stockholders' equity	(61,581)	(50,872)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 14,323	$ 25,580

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Condensed Interim Statements of Operations

(Unaudited)

	For the three months ended December 31, 2013	For the three months ended December 31, 2012	For the six months ended December 31, 2013	For the six months ended December 31, 2012	From June 26, 2009 (inception) to December 31, 2013
Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
General & administrative	4,201	8,734	21,053	20,190	173,470
Research & development	-	50,694	-	50,694	89,808
Research & development	-	-	-	-	(10,976)
reimbursement
Salaries	-	6,000	-	12,000	81,000

Total expenses	4,201	65,428	21,053	82,884	333,302

Loss from operations	(4,201)	(65,428)	(21,053)	(82,884)	(333,302)

Other expenses:
Interest (expense)	(328)	-	(656)	-	(1,968)
Loss on impairment of furniture	-	-	-	-	(6,311)
and equipment
Total other expense	(328)	-	(656)	-	(8,279)

Net (Loss)	$ (4,529)	$ (65,428)	$ (21,709)	$ (82,884)	$ (341,581)

Weighted average number of common
shares outstanding- basic	31,500,000	31,500,000	31,500,000	31,500,000

Net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Condensed Interim Statement of Cash Flows

(Unaudited)

	For the six months ended December 31, 2013	For the six months ended December 31, 2012	From June 26, 2009 (inception) to December 31, 2013
OPERATING ACTIVITIES
Net loss	$ (21,709)	$ (82,884)	$ (341,581)
Adjustment to reconcile net loss to net cash
used by operating activities:
Increase (decrease) in:
Accounts payable	1,796	(187)	1,796
Accrued expenses	(2,344)	10,800	12,718
Depreciation	-	-	906
Impairment of asset	-	-	6,311
Donated services	11,000	5,000	82,500
Cash (used) by operating activities	(11,257)	(67,271)	(237,350)

INVESTING ACTIVITIES
Purchase of furniture and equipment	-	-	(7,317)
Sale of furniture and equipment	-	-	100
Cash (used) by investing activities	-	-	(7,217)

FINANCING ACTIVITIES
Sale of preferred stock	-	-	150,000
Sale of common stock	-	-	40,500
Contributed capital	-	-	7,000
Due to related party	-	60,000	61,390
Net cash provided by financing activities	-	60,000	258,890

NET INCREASE IN CASH	(11,257)	(7,271)	14,323
CASH - BEGINNING OF THE PERIOD	25,580	9,999	-
CASH - END OF THE PERIOD	$ 14,323	$ 2,728	$ 14,323

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-	-
Income taxes paid	-	-	-
Non-cash transactions	11,000	5,000	88,811

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

December 31, 2013

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2013 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2013 audited financial statements. The results of operations for the period ended December 31, 2013 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2013, the Company has not recognized any revenues and has accumulated operating losses of approximately $341,581 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

EnzymeBioSystems

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

December 31, 2013

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

On October 15, 2012, the Company entered into a Promissory Note with A&A Medical Supply LLC for a line of credit up to $100,000. The Chief Financial Officer of EnzymeBioSystems is also an officer of A&A Medical Supply LLC. This note bears interest on the principal at a rate per annum equal to the prime rate (as reported by Citibank - New York as of October 15, 2012. On October 19, 2012 the Company received $40,000 of this line of credit and on November 13, 2012 the Company received an additional $20,000. As of December 31, 2013, $0 was repaid with $61,640 remaining due.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5 - CONTRIBUTED CAPITAL

During the quarter ended December 31, 2013, the Company's corporate counsel agreed to prepare, write, EDGARize and provide legal opinion for the Company's interim report. The law firm valued these services at $2,500 for the quarter ended December 31, 2013. The law firm decided to contribute this capital to help build goodwill for its law firm.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2013 through the date the financial statements are issued, and has determined that no such events have occurred.

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

Our Business

We utilize enzyme technologies to develop commercial solutions for a broad range of applications within the specialty chemical industry. These markets are largely served by a small number of large, well-established businesses and research centers. We plan to work collaboratively with those industrial companies to develop differentiated, high performance enzyme solutions for their target markets, and to leverage their well-developed distribution capabilities to better exploit commercial opportunities. Our enzyme technology will tie-in with development of new commercial biological active compounds. We hope we can develop specialty enzymes to eliminate the side effects and toxicity of the new commercial developed products. Our current emphasis has been directed to performing the necessary research work to submit an Investigational New Drug ("IND") Application with the FDA for our synthetic Amooranin compound.

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

Our Current Business Strategy

Management is preparing trade articles to publish in research and medical journals on the theoretical and practical applications of enzyme research. Management hopes these articles will give the Company some notoriety among enzyme researchers/users. The articles are being prepared for the direct purpose of selling our research applications to research facilities and end users. If enzyme researchers/users are intrigued by the applications discussed in the research articles, management believes these researches/users will become future customers and purchase specialty enzymes from EnzymeBioSystems. Also, management hopes to position the Company, whereby it receives royalties from the enzyme applications it develops and markets.

Management is evaluating an enzyme compound which it believes has a specific therapeutic value in fighting tumors, specifically breast tumors. Management has undertaken research to study its synthetic Amooranin compound, which the Company has developed in-house. Studies of Amooranin have already been completed in rats. Further, research is required to study Amooranin in a different animal species.

Amooranin, a triterpene acid with a novel structure isolated from the stem bark of Amoora rohituka, a tropical tree growing wild in India. Recent studies showed that multiple breast cancer cell lines respond to Amooranin in growth suppression assays. Mechanistic studies suggest that Amooranin suppresses growth factor signaling, induces cell cycle arrest, and promotes apoptosis. Because the anti-neoplastic activity of the plant-derived compound of Amooranin is relatively weak.

Our CEO developed a new synthetic analogue of this molecule by chemical transformations in an attempt to identify a more potent agent. One of these analogues, Amooranin-Me, was found to inhibit proliferation of several breast cancer cells with greater potency than the parent compound of Amooranin. Preliminary screening of Amooranin-Me in in-vitro experiments revealed an some potenecy against breast cancer MCF-7 cells with concentrations down to the nanomolar range. All these studies indicate that Amooranin-Me is a promising drug with potential to be used for human breast cancer prevention.

Management wants to continue its research with Amooranin that will lead to the filing of an Investigational New Drug Application (“IND”) with the U. S. Food and Drug Administration. It is still too early to determine if this project has any potential value for the Company, and there are no assurances that the Company will ever obtain be able to obtain an IND for this compound.

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

In 2012, the two officers of the Company, along with an outside third party, as inventors, filed International Patent Application PCT/US2012/071182 entitled "Amooranin Compounds and Analogs Thereof and Related Methods of Use." The Geneva Patent Office informed the investors that they published the aforementioned international application of 04 July 2013 under No. WO 2013/101719. At this time, no patent has been issued.

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

Results of Operations for the three months ended December 31, 2013

During the three month period ended December 31, 2013, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ending December 31, 2013, we experienced a net loss from operations of $(4,529) as compared to a net loss of $(65,428) for the same period last year. The net loss for the three months ending December 31, 2013 was attributed to $4,201 in general and administrative expenses and $328 in interest expense. This compares to general and administrative costs of $8,734, research and development costs of $50,694 and salaries $6,000 for the same period last year, with no interest expense. We have suspended salaries this year, due to unavailability of any cash flows.

For the six months ending December 31, 2013, we experienced a net loss of $(21,709) as compared to a net loss of $(82,884) for the same period last year. The net loss for the six months ending December 31, 2013 was attributed to administrative fees of $21,053 and interest of $656 for total expenses of $21,709. This compares to administrative fees of $20,190, research and development of $50,694 and salaries of $12,000 and no interest expense for total expenses of $82,884 for the same period last year.

The Company used net cash in operations of $11,257 and $237,350 during the six month period ended December 31, 2013 and the period from inception to December 31, 2013, respectively, net cash in investing activities to purchase furniture and equipment of $7,217 during the period from inception to December 31, 2013; and generated cash of $0 and $258,890 from financing activities during the six month period ended December 31, 2013 and the period from inception to December 31, 2013, respectively.

Revenues

The Company has generated no revenues since its inception. As of December 31, 2013, the Company had an accumulated deficit of $(341,581) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

Plan of Operation

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management believes developmental costs will most likely exceed its cash reserves for the coming year. Management is evaluating an enzyme compound, specifically a synthetic Amooranin which it believes has a specific therapeutic value in fighting tumors. Therefore, management will be required to seek outside funding, of at least $500,000.

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

As of December 31, 2013, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 195,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of February 13, 2014, the Company has 31,500,000 shares of common stock issued and outstanding and 1,000,000 of its Series A Preferred Shares issued and outstanding. As of December 31, 2013, the Company had current assets of $14,323 (cash and cash equivalents) and current liabilities of $75,904.

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

2)      insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended December 31, 2013. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Certain Relationships and Related Transactions

On March 2, 2011, the Company’s lawfirm made payment of outstanding transfer agent fees on the Company’s behalf. An unpaid balance of $1,390 remains due.

On October 15, 2012, the Company entered into a Promissory Note with A&A Medical Supply LLC for a line of credit up to $100,000. The Chief Financial Officer of EnzymeBioSystems is also an officer of A&A Medical Supply LLC. This note bears interest on the principal at a rate per annum equal to the prime rate (as reported by Citibank - New York as of October 15, 2012. On October 19, 2012 the Company received $40,000 of this line of credit and on November 13, 2012 the Company received an additional $20,000. As of December 31, 2013, $0 was repaid with $62,702 remaining due.

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

EnzymeBioSystems Registrant

Date: February 13, 2014	/s/ Ashot Martirosyan
Name: Ashot Martirosyan
Its: Principal Executive Officer
Date: February 13, 2014	/s/ Anushavan Yeranosyan
Name: Anushavan Yeranosyan
Its: Principal Accounting Officer