Form 10-Q
period 2014-03-31
EnzymeBioSystems
filed 2014-05-14
CIK 1471968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

There were 31,500,000 shares of Common Stock outstanding as of May 14, 2014.

Table of Contents

EnzymeBioSystems

Index to Form 10-Q

For the Quarterly Period Ended March 31, 2014

PART I	Financial Information	3

ITEM 1.	Financial Statements	3
	Unaudited Interim Balance Sheets as of March 31, 2014 and June 30, 2013	3
	Unaudited Condensed Interim Statement of Operations for the three months and nine months ended March 31, 2014, March 31, 2013 and from inception to March 31, 2014	4
	Unaudited Condensed Interim Statements of Cash Flows for the nine months ended March 31, 2014, March 31, 2013 and from inception to March 31, 2014	5
	Notes to the Condensed Interim Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	16

ITEM 4T.	Controls and Procedures	17

PART II	Other Information	21

ITEM 1.	Legal Proceedings	21

ITEM 1A.	Risk Factors	21

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3.	Defaults Upon Senior Securities	21

ITEM 4.	Submission of Matters to a Vote of Security Holders	21

ITEM 5..	Other Information	21

ITEM 6.	Exhibits	22

	SIGNATURES	23

Part I. Financial Information

Item 1. Financial Statements

EnzymeBioSystems

(A Development Stage Company)

Condensed Interim Balance Sheets

(Unaudited)

	March 31, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$ 457,818	$ 25,580
Total current assets	457,818	25,580

TOTAL ASSETS	$ 457,818	$ 25,580

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 875	$ -
Accrued expenses	11,734	13,750
Credit card payable	-	-
Due to related party	62,702	62,702
Total current liabilities	75,311	76,452

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	1,000	1,000
authorized, 1,000,000 and 1,000,000 issued and
outstanding as of 3/31/14 and 6/30/13,
respectively
Common stock, $0.001 par value, 195,000,000 shares	31,500	31,500
authorized, 31,500,000 and 31,500,000 issued and
outstanding as of 3/31/14 and 6/30/13,
respectively
Common stock payable	450,000	-
Additional paid-in capital	250,000	236,500
Deficit accumulated during development stage	(349,993)	(319,872)
Total stockholders' equity	382,507	(50,872)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 457,818	$ 25,580

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Condensed Interim Statements of Operations

(Unaudited)

	For the three months ended March 31, 2014	For the three months ended March 31, 2013	For the nine months ended March 31, 2014	For the nine months ended March 31, 2013	From June 26, 2009 (inception) to March 31, 2014
Revenue	$ -	$ -	$ -	$ -	$ -

Operating expenses:
General & administrative	8,084	10,710	29,137	30,900	181,554
Research & development	-	(35,360)	-	15,334	89,808
Research & development	-	-	-	-	(10,976)
reimbursement
Salaries	-	6,000	-	18,000	81,000

Total expenses	8,084	(18,650)	29,137	64,234	341,386

Gain (loss) from operations	(8,084)	18,650	(29,137)	(64,234)	(341,386)

Other expenses:
Interest (expense)	(328)	-	(984)	-	(2,296)
Loss on impairment of furniture	-	-	-	-	(6,311)
and equipment
Total other expense	(328)	-	(984)	-	(8,607)

Net Gain (Loss)	$ (8,412)	$ 18,650	$ (30,121)	$ (64,234)	$ (349,993)

Weighted average number of common
shares outstanding- basic	31,500,000	31,500,000	31,500,000	31,500,000

Net loss per share	$ (0.00)	$ 0.00	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Condensed Interim Statement of Cash Flows

(Unaudited)

	For the nine months ended March 31, 2014	For the nine months ended March 31, 2013	From June 26, 2009 (inception) to March 31, 2014
OPERATING ACTIVITIES
Net loss	$ (30,121)	$ (64,234)	$ (349,993)
Adjustment to reconcile net loss to net cash
used by operating activities:
Increase (decrease) in:
Accounts payable	875	(387)	875
Accrued expenses	(2,016)	17,700	13,046
Depreciation	-	-	906
Impairment of asset	-	-	6,311
Donated services	13,500	7,500	85,000
Cash (used) by operating activities	(17,762)	(39,421)	(243,855)

INVESTING ACTIVITIES
Purchase of furniture and equipment	-	-	(7,317)
Sale of furniture and equipment	-	-	100
Cash (used) by investing activities	-	-	(7,217)

FINANCING ACTIVITIES
Sale of preferred stock	-	-	150,000
Sale of common stock	-	-	40,500
Common stock payable	450,000	-	450,000
Contributed capital	-	-	7,000
Due to related party	-	60,000	61,390
Net cash provided by financing activities	450,000	60,000	708,890

NET INCREASE IN CASH	432,238	20,579	457,818
CASH - BEGINNING OF THE PERIOD	25,580	9,999	-
CASH - END OF THE PERIOD	$ 457,818	30,578	$ 457,818

SUPPLEMENTAL DISCLOSURES:
Interest paid	984	-	2,296
Income taxes paid	-	-	-
Non-cash transactions	13,500	7,500	91,311

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

March 31, 2014

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2013 audited financial statements. The results of operations for the period ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2014, the Company has not recognized any revenues and has accumulated operating losses of approximately $349,993 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

EnzymeBioSystems

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

March 31, 2014

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

On October 15, 2012, the Company entered into a Promissory Note with A&A Medical Supply LLC for a line of credit up to $100,000. The Chief Financial Officer of EnzymeBioSystems is also an officer of A&A Medical Supply LLC. This note bears interest on the principal at a rate per annum equal to the prime rate (as reported by Citibank - New York as of October 15, 2012. On October 19, 2012 the Company received $40,000 of this line of credit and on November 13, 2012 the Company received an additional $20,000. As of March 31, 2014, $0 was repaid with $61,640 remaining due.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5 - CONTRIBUTED CAPITAL

During the quarter ended March 31, 2014, the Company's corporate counsel agreed to prepare, write, EDGARize and provide legal opinion for the Company's interim report. The law firm valued these services at $2,500 for the quarter ended March 31, 2014. The law firm decided to contribute this capital to help build goodwill for its law firm.

NOTE 6 - COMMON STOCK PAYABLE

On March 21, 2014, the Company sold 5,869,565 shares of its common stock to a foreign shareholder pursuant to Regulation S for cash of $450,000. As of May 14, 2014 these shares have not been issued and remain payable to the shareholder.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2014 through the date the financial statements are issued, and has determined that no such events have occurred.

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

Results of Operations for the three months ended March 31, 2014

During the three month period ended March 31, 2014, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ending March 31, 2014, we experienced a net loss of $(8,412) as compared to a net gain of $(18,650) for the same period last year. The net loss for the three months ending March 31, 2014 was attributed to $8,084 in general and administrative expenses and $328 in interest expense. This compares to general and administrative costs of $10,710, research and development costs of $(35,360) and salaries $6,000 for the same period last year, with no interest expense. We have suspended salaries this year, due to unavailability of any cash flows.

For the nine months ending March 31, 2014, we experienced a net loss of $(30,121) as compared to a net loss of $(64,234) for the same period last year. The net loss for the nine months ending March 31, 2014 was attributed to administrative fees of $29,137 and interest of $984 for total expenses of $31,121. This compares to administrative fees of $30,900, research and development of $15,334 and salaries of $18,000 and no interest expense for total expenses of $64,234 for the same period last year.

The Company used net cash in operations of $17,762 and $243,855 during the nine month period ended March 31, 2014 and the period from inception to March 31, 2014, respectively, net cash in investing activities to purchase furniture and equipment of $7,217 during the period from inception to December 31, 2013; and generated cash of $450,000 and $708,890 from financing activities during the nine month period ended March 31, 2014 and the period from inception to March 31, 2014, respectively.

Revenues

The Company has generated no revenues since its inception. As of March 31, 2014, the Company had an accumulated deficit of $(349,993) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

As of March 31, 2014, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 195,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of March 31, 2014, the Company has 31,500,000 shares of common stock issued and outstanding and 1,000,000 of its Series A Preferred Shares issued and outstanding. As of March 31, 2014, the Company had current assets of $457,818 (cash and cash equivalents) and current liabilities of $75,311.

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

On October 15, 2012, the Company entered into a Promissory Note with A&A Medical Supply LLC for a line of credit up to $100,000. The Chief Financial Officer of EnzymeBioSystems is also an officer of A&A Medical Supply LLC. This note bears interest on the principal at a rate per annum equal to the prime rate (as reported by Citibank - New York as of October 15, 2012. On October 19, 2012 the Company received $40,000 of this line of credit and on November 13, 2012 the Company received an additional $20,000. As of March 31, 2014, $0 was repaid with $61,640 remaining due.

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

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

On May 2, 2014, EnzymeBioSystems issued 4,000,000 unregistered restricted shares of Series A Preferred Stock to Berkeley Clinic, LC in order to satisfy the terms of a Purchase Agreement with Berkeley. The Series A Preferred Share carry a voting weight equal to ten (10) Common Shares. The shares of Series A Preferred Stock are not redeemable and cannot be converted into Common Shares, unless it is approved by the Board of Directors and agreed upon by the Series A Preferred Shareholders.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

On May 2, 2014, EnzymeBioSystems entered into a Purchase Agreement with Berkeley Clinic LC, an Arizona Limited Liability Company, whereby EnzymeBioSystems, purchased all rights, title and interest in all patents, both U.S. and foreign, as well as any technology developed by EnzymeBioSystems that was owned by Berkeley in exchange for 4,000,000 Series A Preferred Shares, 11,000,000 unregistered restricted common shares owned by Berkeley and $438,000. Prior to entering into this Purchase Agreement, Berkeley owned 1,000,000 Series A Preferred Shares and 14,000,000 unregistered restricted common shares. Upon execution of this Agreement, Berkeley will own 5,000,000 Series A Preferred Shares and 3,000,000 restricted common shares.

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

EnzymeBioSystems Registrant

Date: May 14, 2014	/s/ Ashot Martirosyan
Name: Ashot Martirosyan
Its: Principal Executive Officer
Date: May 14, 2014	/s/ Anushavan Yeranosyan
Name: Anushavan Yeranosyan
Its: Principal Accounting Officer