Form 10-K
period 2014-06-30
EnzymeBioSystems
filed 2014-10-14
CIK 1471968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2014

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
(Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Company's common shares of voting stock held by non-affiliates of the Company at October 3, 2014, computed by reference to the last sale of $1.00 per-share price quoted on the OTC-BB was $18,414,022.

As of October 13, 2014, there were 33,283,587 shares of common stock, par value $0.001 per share, of the registrant outstanding.

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

Our offices and laboratory are currently located at: 16773 W Park Drive, Chagrin Falls, Ohio, 44023.

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

Our Chief Scientific Officer developed a new synthetic analogue of this molecule by chemical transformations in an attempt to identify a more potent agent. One of these analogues, Amooranin-Me, was found to inhibit proliferation of several breast cancer cells with greater potency than the parent compound of Amooranin. Preliminary screening of Amooranin-Me in in-vitro experiments revealed an some potenecy against breast cancer MCF-7 cells with concentrations down to the nanomolar range. All these studies indicate that Amooranin-Me is a promising drug with potential to be used for human breast cancer prevention.

The Company has moved further along with the process of evaluating an enzyme compound which they believe has specific therapeutic value in fighting tumors. In an effort to evaluate this compound, management has had a series of meetings with various contract research organizations to enlist their expertise in performing animal studies. The research will study the use of a antitumor natural product called amooranin. Specifically, the two areas of this study will include: 1) an exam of the in vitro cytotoxicity of amooranin against hepatocellular carcinoma cells, and 2) investigate the dose responsive antitumor actions of amooranin against chemically induced hepatic tumorgenesis in rats and dogs.

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

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

We do not have any trademarks, patents, or other intellectual property. In 2012, the two founders/officers of the Company, along with a third party, as inventors, filed Patent Application PCT/US2012/071182 entitled "Amooranin Compounds and Analogs Thereof and Related Methods of Use." The Patent Office informed the investors that they published the aforementioned international application of 04 July 2013 under No. WO 2013/101719. At this time, no patent has been issued.

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

Research and Development Activities and Costs

Research and development expenses related to our specialty enzyme business include costs related to ongoing bioprocess development and manufacturing process yield improvements. For the fiscal year ending June 30, 2014, the Company spent no dollars in product research and development.

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

Employees

The Company currently has: three Officers and two Directors. These individuals perform all of the job functions for the Company. The Company has no intention at this time to add employees until it can become a profitable entity. The Company from time to time may retain independent consultants in connection with its operations.

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

Our financial statements included with this Annual Report for the year ended June 30, 2014, have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended June 30, 2014. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the company can continue as a going concern, it may be more difficult for the company to attract investors. Since our auditor’s have raised a substantial doubt about our ability to continue as a going concern, this typically results greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our future enzyme products. We plan to seek additional funds through private placements of our common stock. You may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. If we are not able to achieve revenues or find financing, then we likely will be forced to cease operations and investors will likely lose their entire investment, investors may lose their entire investment.

 3. WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

We have prepared audited financial statements for the year end for June 30, 2014, which show we cash and cash equivalents of $416,379. Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation. Management believes, for the next twelve months, it has sufficient funds available to implement its business, on a limited basis.

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

Our executive officers, who have chemical engineering education and a pharmaceutical background , have no experience in operating a specialty enzyme Company. Their work history includes working for an antibiotic laboratory, managing a medical supply company and working as a production engineer. They have no experience in independently developing, manufacturing, marketing, selling, and distributing commercial specialty enzyme products. Due to their lack of experience, our executive officers may make wrong decisions and choices regarding selection of products to pursue on behalf of the Company. Consequently, our Company may suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations, which will result in the loss of your investment.

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

As of October 13, 2014, our officers, directors and single largest shareholder owned approximately 70% of our outstanding common stock. As a result, our officers and largest shareholder will have the ability to control substantially all matters submitted to our stockholders for approval including:

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

Ashot Martirosyan, our President, plans to devote 10-hours per week of his time to our business, and Anushavan Yeranosyan, our Secretary/Treasurer plans to devote 5 hours per week of his time to our business. Anushavan Yeranosyan's other activities may prevent him from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slow down in operations. Therefore, it is possible that a conflict of interest with regard to his time may arise based on his involvement in other activities.

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

21. Holders of our common stock have a risk of potential dilution if we issue additional shares of common stock in the future.

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

22. We do not have insurance and, therefore, liability we incur could have substantial impact on our ability to continue as a going concern.

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

23. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud and as a result, investors may be misled and lose confidence in our financial reporting and disclosures, and the price of our common stock may be negatively affected.

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

As of June 30, 2014 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

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

24. LOW-PRICED STOCKS MAY AFFECT THE RESELL OF OUR SHARES.

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

25. IN THE FUTURE, WE WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO COMPLIANCE INITIATIVES.

Because we are a fully reporting company with the SEC, we will incur additional legal, accounting and other expenses. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We expect to incur approximately $10,000 of incremental operating expenses in fiscal year 2014-15.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our offices are currently located at 16773 W. Park Drive, Chagrin Falls, Ohio 44023. Management believes that its current facilities are adequate for its needs, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard.

Item 3. Legal Proceedings.

From time-to-time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

Year ended June 30, 2014	High	Low
First Quarter	$1.00	$0.10
Second Quarter	$0.66	$0.45
Third Quarter	$0.97	$0.25
Fourth Quarter	$1.05	$0.50

Year ended June 30, 2013	High	Low
First Quarter	$0.99	$0.99
Second Quarter	$0.51	$0.51
Third Quarter	$0.51	$0.51
Fourth Quarter	$0.20	$0.20

(b) Holders of Common Stock

As of October 13, 2014, the Company has a total 33,283,587 common shares issued and outstanding held by approximately fifty (50) shareholders.

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

The Company did not sell any stock during the fiscal year ending June 30, 2014.

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

On May 2, 2014, EnzymeBioSystems issued 4,000,000 unregistered restricted shares of Series A Preferred Stock to Berkeley Clinic, LC in order to satisfy the terms of a Purchase Agreement with Berkeley. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale.

The 5,000,000 shares of Series A Preferred Stock issued and outstanding are not redeemable and cannot be converted into Common Shares, unless it is approved by the Board of Directors and agreed upon by the Series A Preferred Shareholders.

(g) Issuer Purchases of Equity Securities

On May 2, 2014, the Company entered into a Purchase Agreement with Berkeley Clinic, LP whereby it agreed to repurchase 11,000,000 unregistered restricted shares of the common stock in exchange for issuing 4,000,000 Series A Preferred shares and cash of $438,000. These 11,000,000 shares were returned to the Company and remain in treasury.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

EnzymeBioSystems manufactures specialty enzymes and enzyme related products.

Results of Operations for the year ended June 30, 2014

We generated no revenues since our inception on June 26, 2009 through June 30, 2014. We do not anticipate earning any significant revenues until such time as we can produce and market specialty enzyme products. We are presently in the development stage of our business and we can provide no assurance that we will be successful in finding a market for our specialty enzyme products.

Since our inception on June 26, 2009 through June 30, 2014, we experienced a net loss of $(822,805). For the year ending June 30, 2014 we lost $(502,933) as compared to a loss of $(79,794) for the same period last year. Our loss last year was contributed to general and administrative expenses of $502,915. Our net loss increased primarily due to purchasing intellectual property from Berkeley Clinic, LC that we sold them in January, 2011. We anticipate our operating expenses will increase as we build our operations.

Revenues

We generated no revenues for the period from June 26, 2009 (inception) through June 30, 2014. We do not anticipate generating any significant revenues until we can develop a market for our specialty enzymes.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2014 reflects current assets $456,379 and current liabilities of $16,684.

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

For the fiscal year ending June 30, 2014, the Company spent no dollars in product research and development. As the Company moves forward, management expects to spend a significant amount of monies on animal studies and the research required to obtain an IND from the Food and Drug Administration.

Expected purchase or sale of property and significant equipment

We do not anticipate the purchase or sale of any property or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of June 30, 2014, we did not have any employees. We are dependent upon our sole officer and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

EnzymeBioSystems Financial Statements

June 30, 2014

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EnzymeBioSystems

(A Development Stage Company)

We have audited the accompanying balance sheets of EnzymeBioSystems (A Development Stage Company) as of June 30, 2014 and 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and since inception on June 26, 2009 through June 30, 2014. EnzymeBioSystems’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnzymeBioSystems (A Development Stage Company) as of June 30, 2014 and 2013, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and since inception on June 26, 2009 through June 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

October 9, 2014

8250 W. Charleston Blvd. Suite 100 Las Vegas, NV 89117

Phone: (888)727-8251 Fax: (888)782-2351

EnzymeBioSystems

(A Development Stage Company)

Balance Sheets

	June 30, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$ 416,379	$25,580
Prepaid expense	40,000	-
Total current assets	456,379	25,580

TOTAL ASSETS	$ 456,379	$ 25,580

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 5,814	$ -
Accrued expenses	10,768	13,750
Due to related party	102	62,702
Total current liabilities	16,684	76,452

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	5,000	1,000
authorized, 5,000,000 and 1,000,000 issued and
outstanding as of 6/30/14 and 6/30/13,
respectively
Common stock, $0.001 par value, 195,000,000 shares	20,500	31,500
authorized, 20,500,000 and 31,500,000 issued and
outstanding as of 6/30/14 and 6/30/13,
respectively
Treasury stock	11,000	-
Common stock payable	980,000	-
Additional paid-in capital	246,000	236,500
Deficit accumulated during development stage	(822,805)	(319,872)
Total stockholders' equity (deficit)	439,695	(50,872)
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 456,379	$ 25,580

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Statements of Operations

	For the year ended June 30, 2014	For the year ended June 30, 2013	From June 26, 2009 (inception) to June 30, 2014
Revenue	$ -	$ -	$ -

Operating expenses:
General & administrative	502,915	39,148	655,332
Research & development	-	15,334	89,808
Research & development	-	-	(10,976)
Reimbursement
Salaries	-	24,000	81,000

Total expenses	502,915	78,482	815,164

Loss from operations	(502,915)	(78,482)	(815,164)

Other expenses:
Interest expense	(18)	(1,312)	(1,330)
Loss on impairment of furniture	-	-	(6,311)
and equipment
Total other expense	(18)	(1,312)	(7,641)

Net (Loss)	$ (502,933)	$ (79,794)	$ (822,805)

Weighted average number of common
shares outstanding- basic	29,691,781	31,500,000

Net loss per share	$ (0.02)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Statement of Stockholders’ (Deficit)

									Deficit
									Accumulated
							Additional		During
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Subscription	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Stage	Total
Inception, June 26, 2009	-	-	-	-			-	-	-	-

June 26, 2009, Contributed Capital							500			500

June 29, 2009, Founders shares issued for cash at $0.001 per share			30,500,000	30,500						30,500

Net (loss) for the period ending June 30, 2009									(3,000)	(3,000)

Balance, June 30, 2009	-	-	30,500,000	30,500			500	-	(3,000)	28,000

July 2009, Contributed capital (cash)							2,500			2,500

December 2009, Contributed capital (services)							2,500			2,500

March 26, 2010, Shares issued for cash at $0.01 per share			1,000,000	1,000			9,000			10,000

March 2010, Contributed capital (cash)							2,000			2,000

March 2010, Contributed capital (services)							2,500			2,500

June 2010, Contributed capital (services)							2,500			2,500

Net (loss) for the year									(52,793)	(52,793)

Balance, June 30, 2010	-	-	31,500,000	31,500			21,500	-	(55,793)	(2,973)

August 2010, Contributed capital (cash)							2,000			2,000

September 2010, Contributed capital (services)							2,500			2,500

December 2010, Contributed capital (services)							2,500			2,500

February 2011, Preferred shares issued for cash	1,000,000	1,000					149,000			150,000

March 2011, Contributed capital (services)							2,500			2,500

June 2011, Contributed capital (services)							2,500			2,500

Net (loss) for the year									(113,976)	(113,976)

Balance, June 30, 2011	1,000,000	1,000	31,500,000	31,500			182,500	-	(169,769)	45,231

September 2011, Contributed capital (services)							2,500			2,500

December 2011, Contributed capital (services)							2,500			2,500

March 2012, Contributed capital (services)							2,500			2,500

June 2012, Contributed capital (servicces)							2,500			2,500

Net (loss) for the year									(70,309)	(70,309)

Balance, June 30, 2012	1,000,000	1,000	31,500,000	31,500			192,500	-	(240,078)	(15,078)

September 2012, Contributed capital (services)							2,500			2,500

December 2012, Contributed capital (services)							2,500			2,500

March 2013, Contributed capital (services)							2,500			2,500

June 2013, Contributed capital (servicces)							2,500			2,500

June 2013, Contributed capital (servicces)							34,000			34,000

Net (loss) for the year									(79,794)	(79,794)

Balance, June 30, 2013	1,000,000	1,000	31,500,000	31,500			236,500	-	(319,872)	(50,872)

September 2013, Contributed capital (services)							2,500			2,500

September 2013, Contributed capital (services)							6,000			6,000

December 2013, Contributed capital (services)							2,500			2,500

March 2014, Contributed capital (servicces)							2,500			2,500

June 2014, Repurchase of common stock in exchange for preferred stock and cash	4,000,000	4,000	(11,000,000)	(11,000)	11,000,000	11,000	(4,000)	-	-	-

Stock subscriptions payable								980,000		980,000

Net (loss) for the year									(502,933)	(502,933)

Balance, June 30, 2014	5,000,000	5,000	20,500,000	20,500	11,000,000	11,000	246,000	980,000	(822,805)	439,695

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Statements of Cash Flows

	For the year ended June 30, 2014	For the year ended June 30, 2013	From June 26, 2009 (inception) to June 30, 2014
OPERATING ACTIVITIES
Net loss	$ (502,933)	$ (79,794)	$ (822,805)
Adjustment to reconcile net loss to net cash
used by operating activities:
Increase (decrease) in:
Accounts payable	5,814	(387)	5,814
Credit card payable	-	-	-
Accrued expenses	(2,982)	(8,238)	10,768
Depreciation	-	-	906
Impairment of asset	-	-	6,311
Prepaid expense	40,000	-	40,000
Donated services	13,500	44,000	85,000
Cash (used) by operating activities	(526,601)	(44,419)	(754,006)

INVESTING ACTIVITIES
Purchase of furniture and equipment	-	-	(7,317)
Sale of furniture and equipment	-	-	100
Cash (used) by investing activities	-	-	(7,217)

FINANCING ACTIVITIES
Sale of preferred stock	-	-	150,000
Sale of common stock	-	-	40,500
Common stock payable	980,000	-	980,000
Contributed capital	-	-	7,000
Due to related party	(62,600)	60,000	102
Net cash provided by financing activities	917,400	60,000	1,177,602

NET INCREASE IN CASH	390,799	15,581	416,379
CASH - BEGINNING OF THE PERIOD	25,580	9,999	-
CASH - END OF THE PERIOD	$ 416,379	$ 25,580	$ 416,379

SUPPLEMENTAL DISCLOSURES:
Interest paid	984	1,312	2,296
Income taxes paid	-	-	-
Non-cash transactions	13,500	44,000	91,311

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Notes to Financial Statements

June 30, 2014 and 2013

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

Research and development costs

Research and development costs are expensed as incurred. The amounts of costs expensed for the years ended June 30, 2014 and 2013, were $0 and $15,334, respectively.

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

June 30, 2014 and 2013

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

Revenue recognition

The Company applies the provision of ASC 605, Revenue Recognition. ASC 605, Revenue Recognition in Financial Statements, provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from June 26, 2009 (inception) to June 30, 2014, the Company has not recognized any revenues.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses of $(822,805) for the period from June 26, 2009 (inception) to June 30, 2014. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

June 30, 2014 and 2013

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

On May 2, 2014, EnzymeBioSystems issued 4,000,000 unregistered restricted shares of Series A Preferred Stock to Berkeley Clinic, LC in order to satisfy the terms of a Purchase Agreement with Berkeley. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale.

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

On May 2, 2014, the Company entered into a Purchase Agreement with Berkeley Clinic, LP whereby it agreed to repurchase 11,000,000 unregistered restricted shares of the common stock in exchange for issuing 4,000,000 Series A Preferred shares and cash of $438,000. These 11,000,000 shares were returned to the Company and remain in treasury.

No other issuances of preferred or common stock have been made.

EnzymeBioSystems

(A Development Stage Company)

Notes to Financial Statements

June 30, 2014 and 2013

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

NOTE 6 - RELATED PARTY TRANSACTIONS

On October 15, 2012, the Company entered into a Promissory Note with A&A Medical Supply LLC for a line of credit up to $100,000. The Chief Financial Officer of EnzymeBioSystems is also an officer of A&A Medical Supply LLC. This note bears interest on the principal at a rate per annum equal to the prime rate (as reported by Citibank - New York as of October 15, 2012. On October 19, 2012 the Company received $40,000 of this line of credit and on November 13, 2012 the Company received an additional $20,000. As of June 30, 2014, $62,600 was repaid with $0 remaining due.

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

June 30, 2014 and 2013

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate	(35.0%)
Valuation reserve	35.0%
Total	- %

Income tax benefits as of June 30, 2014 and June 30, 2013, are calculated as follows:

	2014	2013
Deferred tax assets:
Net operating loss carry forward	$176,027	$27,928
Less: valuation allowance	(176,027)	(27,928)
Net deferred tax assets	$ -	$ -

During the year ended June 30, 2014, the Company recorded a valuation allowance of $(176,027), as compared to $(27,928) for the previous year, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during the year ended June 30, 2014.

EnzymeBioSystems

(A Development Stage Company)

Notes to Financial Statements

June 30, 2014 and 2013

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

Minimum lease payments due under the terms of the lease are as follows:

Fiscal Year Ending
June 30,	Rent

2015	9,600
2016	1,600

Total	$11,200

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

June 30, 2014 and 2013

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

EnzymeBioSystems

(A Development Stage Company)

Notes to Financial Statements

June 30, 2014 and 2013

NOTE 12 - COMMON STOCK PAYABLE

In March through June, 2014, the Company conducted a Regulation S offering in which it sold 12,783,587 shares of the Company's $0.001 par value common stock in exchange for cash of $980,000. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and were issued under Regulation S to six (6) foreign corporations who attested they are accredited investors who are not citizens nor residents of the USA. The issuance of these shares by us did not involve a public offering. The offering was not a "public offering" as defined in Section 4(2) due to the fact that only six (6) foreign entities were involved in the offering, the size of the offering, the manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. The management of the foreign companies were known to us and our management, through pre-existing business relationships, as a long standing business associate. We did not engage in any form of general solicitation or general advertising in connection with these transactions. The investors were provided access to all material information, which they requested and all information necessary to verify such information and was afforded access to our management in connection with this transaction. These foreign companies acquired these securities for investment and not with a view toward distribution, acknowledging such intent to us. They understood the ramifications of their actions. The sale of these shares were to the six foreign entities included: Fleetwood Investments, Inc. (who paid $105,000 cash for 1,369,863 shares), Pigeon Rock Group (who paid $25,000 cash for 326,157 shares), Quattro Associates (who paid $580,000 cash for 7,565,232 shares) and Rycon Corporation (who paid $60,000 cash for 782,609 shares), STSV Investments (who paid $105,000 cash for 1,369,863 shares) and Oceanside Strategies, Inc. (who paid $105,000 cash for 1,369,863 shares). In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted.

NOTE 13 - SUBSEQUENT EVENTS

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of June 30, 2014.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of fiscal year ending June 30, 2014 related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1)      lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

2)      insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended June 30, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Name	Age	Position & Offices Held

Gary Rojewski	60	Chief Executive Officer

Anushavan Yeranosyan	53	Secretary, Treasurer and Director

Ashot Martirosyan	62	Chief Scientific Officer and Director

All directors hold office until the next annual meeting of stockholders of the Company and until their successors have been elected and qualified. Directors currently receive no fees for services provided in that capacity.

Set forth below is a brief description of the background and business experience of our officers and directors.

Gary Rojewski, Chief Executive Officer

2014 - Present Chief Executive Officer of EnzymeBioSystems

2013 – 2014 Account Executive Managed Markets Actavis, Inc., Parsippany, NJ

2009 – 2013 Account Executive Managed Markets Warner Chilcott Pharmaceuticals, Rockaway, NJ

1984 – 2009 Sales Representative, District Manager, Account Executive Procter & Gamble Pharmaceuticals, Cincinnati, OH

1976 – 1984 Sales Representative at W. Berman Company, Ohio

1975 – 1976 Admissions Recruiter at Davis Junior College/I.T.T. Technical College.

Education

1971 – 1975

University of Findlay

Findlay, OH

B.A. Communications

Anushavan Yeranosyan, Secretary, Treasurer and Director

2009 – Present Secretary, Treasurer and Director of EnzymeBioSystems

1996 – 2009

Cutting Systems, Inc., Cleveland, Ohio; 2002-2009, Director of Engineering;

1998-2002, Production Manager; 1996-1998, Engineer

2006 – Present

A & A Medical Supply, Chagrin Falls, Ohio, a distributor of health care supplies, Financial advisor

1992 – 1996

Armenian Services LLC, Founder/Owner

Yerevan, Armenia,

1988 – 1992

Laser Institute, Yerevan, Armenia, 1990-1992, Project Manager;

1988-1990, Engineer.

1984 – 1988

Aviocomplex, Yerevan, Armenia, Engineer

Education:

1987 – 1988

Moscow, Moscow Humanitarian University, Master’s Degree - International Relations

1979 – 1984

State Engineering University of Armenia (Polytechnic)

Master’s Degree, Electronics

Ashot Martirosyan, Chief Scientific Officer and Director

Mr. Martirosyan was the head of the "Anti-Biotics and Enzyme Inhibitors Laboratory" of "Institute of Organic Chemistry" in Yerevan, Armenia until November 2008. He moved to USA November 2008 and started preparing his research results and scientific materials for publications.

Mar. 2009 –Present

President and Director of EnzymeBioSystems.

1992 – 2008

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

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our company at any time during the year ended June 30, 2014, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during the fiscal year ending 2014. The foregoing persons are collectively referred to herein as the "Named Executive Officers." Compensation information is shown for fiscal years ending 2014, 2013 and 2012.

EnzymeBioSystems Summary Compensation Table

		Year				Compen-
	Principal	Ending	Salary	Bonus	Awards	sation	Total
Name	Position	Dec. 31,	($)	($)	($)	($)	($)

Gary Rojewski	CEO	2014	-*	0	-**	0	0
Appointed:
06/02/2014

Anushavan Yeranosyan	Secretary/Treasurer	2013	0	0	0	0	0
Appointed: 6/26/2009		2012	0	0	0	0	0
		2011	0	0	0	0	0

Ashot Martirosyan	Chief Scientific Officer/	2014	0	0	0	0	0
Appointed	Director	2013	24,000	0	0	0	0
6/26/2009		2012	24,000	0	0	0	0

* Mr. Rojewski was appointed on June 2, 2014, he did not receive his salary for the month ending June 30, 2014 until July, 2014.

** Mr. Rojewski is entitled to receive 2,000,000 common shares as part of his compensation package. The share are vesting over the twelve month period June 1, 2014 through May 31, 2015.

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans, stock option plans or employment agreements with our executive officers/directors.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through fiscal year end June 30, 2014.

Outstanding Equity Awards at 2014 Fiscal Year-End

We did not issue any outstanding equity awards as of June 30, 2014 or June 30, 2013. However, Mr. Rojewski, our Chief Executive Officer is entitled to receive 2,000,000 common shares as part of his compensation package. The share are vesting over the twelve month period June 1, 2014 through May 31, 2015.

Option Exercises for Fiscal 2014

There were no options exercised by our named executive officers in fiscal 2014 or 2013.

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

Director Compensation

Our directors were not paid any compensation during the fiscal year ending June 30, 2014 or June 30, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on October 13, 2014 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the U. S. Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60-days after October 13, 2014 pursuant to options, warrants, conversion privileges or other right.

The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the U. S. Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of EnzymeBioSystems' common stock.

We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Shares Beneficially Owned						% of Total Voting Power(1)
	Common		Voting Preferred
Name of Beneficial Owner	Shares	%	Shares		%
Named Executive Officers and Directors:
Gary Rojewski(2)	2,000,000	(2)		-		-		-

Anushavan Yeranosyan (3)	3,000,000	9.0%		-		-		3.6%

Ashot Martirosyan(4)	3,000,000	9.0%		-			-	3.6%	*

All executive officers and directors as a group (3 persons))	6,000,000	18%		-			-	7.2%	*

Other 5% Stockholders

Quattro Associates, Inc. (5)	7,565,232		22.7%		-			9.0%

Berkeley Clinic LC(6)	3,000,000		9.0%	5,000,00 100%				63.6%

---------------------------------------------------------------------------------------------------------------------------------------

(1) Percentage of total voting power represents voting power with respect to all shares of our common stock (33,283,587 issued and outstanding) and Preferred Voting stock (5,000,000 shares issued and outstanding), as a single class. The holders of our Preferred Voting Stock are entitled to ten votes per share, and holders of our common stock are entitled to one vote per share. The 5,000,000 preferred shares have voting rights equal to 50,000,000 common shares. Percentage of Total Voting Power is calculated based on an aggregate of 83,283,587 (33,283,587 common + 50,000,000 Preferred Voting Rights) shares issued and outstanding.

2) Gary Rojewski, 16773 W Park Drive, Chagrin Falls, Ohio, 44023. Mr. Rojewski is entitled to receive 2,000,000 common shares as part of his compensation package; however, the shares have yet to be issued at this time. Once issued, there will be 35,283,587 shares issued and outstanding.

3) Anushavan Yeranosyan, 16773 W Park Drive, Chagrin Falls, Ohio, 44023.

4) Ashot Martirosyan, 16773 W Park Drive, Chagrin Falls, Ohio, 44023.

5) Quattro Associates, Inc., Hunkins Waterfront Plaza, Suite 556, Main Street, Charlestown, Nevis, Lindsay Oliver, is the beneficial owner who has the ultimate voting control over the shares held by this entity.

6) Berkeley Clinic, LC, an Arizona Limited Liability Company, POB 2742, Scottsdale, AZ 85252. T. J., Jesky, is the managing member and beneficial owner who has the ultimate voting control over the shares held by this entity.

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

On October 15, 2012, the Company entered into a Promissory Note with A&A Medical Supply LLC for a line of credit up to $100,000. The Chief Financial Officer of EnzymeBioSystems is also an officer of A&A Medical Supply LLC. This note bears interest on the principal at a rate per annum equal to the prime rate (as reported by Citibank - New York as of October 15, 2012. On October 19, 2012 the Company received $40,000 of this line of credit and on November 13, 2012 the Company received an additional $20,000. As of June 30, 2014, $62,600 was repaid with $0 remaining due.

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

Item 14. Principal Accountant Fees and Services.

Seale and Beers, CPAs served as our principal independent public accountants for reporting fiscal years ending June 30, 2014 and June 30, 2013. Aggregate fees billed to us for the years ended June 30, 2014 and 2013 for audit fees were as follows:

	For Year Ended June 30,	For the Year Ended June 30
	2014	2013
(1) Audit Fees (1)	$10,000	$10,000
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

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our sole director then makes a determination to approve or disapprove the engagement of Seale and Beers, CPAs for the proposed services. In the fiscal year ending June 30, 2014, all fees paid to Seale and Beers, CPAs were unanimously pre-approved in accordance with this policy.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) Financial Statement Schedules

None.

(c) Exhibit Index

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation	S-1	3.1	09/28/09
3.2	By-laws as currently in effect	S-1	3.2	09/28/09
3.2	Amended Articles of Incorporation	SB-2	3.3	01/12/12
10.1	Agreement between EnzymeBioSystems and Northeastern Ohio Universities College of Medicine, dated July 9, 2010	10-K	6/30/10	10.1	10/13/10
10.2	Exclusive Technology License and Patents Agreement between Berkeley Clinic LC, dated January 28, 2011	8-K	10.2	02/01/11
23.1	Consent of Seale and Beers CPAs of June 30, 2014 financial statements	X
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EnzymeBioSystems Registrant

Date: October 13, 2014	/s/ Gary Rojewski
Name: Gary Rojewski
Title: Chief Executive Officer Principal Executive Officer

Date: October 13, 2014	/s/ Anushavan Yeranosyan
Name: Anushavan Yeranosyan
Title: Secretary/Treasurer/Director and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Gary Rojewski Gary Rojewski	Chief Executive Officer Principal Executive Officer,	October 13, 2014

/s/ Anushavan Yeranosyan Anushavan Yeranosyan	Secretary, Treasurer, Director and Chief Accounting Officer	October 13, 2014