Form 10-Q
period 2014-09-30
EnzymeBioSystems
filed 2014-11-03
CIK 1471968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-53854

EnzymeBioSystems

(Exact name of registrant as specified in its charter)

Nevada	27-0464302
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

7575 W. Washington Ave., Suite 127, Las Vegas, NV	89128
(Address of principal executive offices)	(Zip Code)

(702) 631-4251
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

There were 33,283,587 shares of Common Stock outstanding as of November 3, 2014.

Table of Contents

EnzymeBioSystems

Index to Form 10-Q

For the Quarterly Period Ended September 30, 2014

PART I	Financial Information	3

ITEM 1.	Financial Statements	3
	Unaudited Interim Balance Sheets as of September 30, 2014 and June 30, 2014	3
	Unaudited Condensed Interim Statement of Operations for the three months ended September 30, 2014, September 30, 2013 and from inception to September 30, 2014	4
	Unaudited Condensed Interim Statements of Cash Flows for the three months ended September 30, 2014, September 30, 2013 and from inception to September 30, 2014	5
	Notes to the Condensed Interim Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	15

ITEM 4T.	Controls and Procedures	16

PART II	Other Information	19

ITEM 1.	Legal Proceedings	19

ITEM 1A.	Risk Factors	19

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 3.	Defaults Upon Senior Securities	19

ITEM 4.	Submission of Matters to a Vote of Security Holders	19

ITEM 5..	Other Information	19

ITEM 6.	Exhibits	20

	SIGNATURES	21

Part I. Financial Information

Item 1. Financial Statements

EnzymeBioSystems

(A Development Stage Company)

Condensed Interim Balance Sheets

(Unaudited)

	September 30, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$ 397,166	$ 416,379
Prepaid expense	10,000	40,000
Total current assets	407,166	456,379

TOTAL ASSETS	$ 407,166	$ 456,379

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 4,875	$ 5,814
Accrued expenses	10,768	10,768
Due to related party	102	102
Total current liabilities	15,745	16,684

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	5,000	5,000
authorized, 5,000,000 and 5,000,000 issued and
outstanding as of 9/30/14 and 6/30/14,
Respectively
Common stock, $0.001 par value, 195,000,000 shares	33,284	20,500
authorized, 33,283,587 and 20,500,000 issued and
outstanding as of 9/30/14 and 6/30/14,
Respectively
Treasury stock	-	11,000
Common stock payable	-	980,000
Additional paid-in capital	1,224,216	246,000
Deficit accumulated during development stage	(871,079)	(822,805)
Total stockholders' equity	391,421	439,695
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 407,166	$ 456,379

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Condensed Interim Statements of Operations

(Unaudited)

	For the three months ended September 30, 2014	For the three months ended September 30, 2013	From June 26, 2009 (inception) to September 30, 2014
Revenue	$ -	$ -	$ -

Operating expenses:
General & administrative	48,274	16,852	703,606
Research & development	-	-	89,808
Research & development	-	-	(10,976)
Reimbursement
Salaries	-	-	81,000

Total expenses	48,274	16,852	863,438

Loss from operations	(48,274)	(16,852)	(863,438)

Other expenses:
Interest expense	-	(328)	(1,330)
Loss on impairment of furniture	-	-	(6,311)
and equipment
Total other expense	-	(328)	(7,641)

Net (Loss)	$ (48,274)	$ (17,180)	$ (871,079)

Weighted average number of common
shares outstanding- basic	25,363,321	31,500,000

Net loss per share	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Condensed Interim Statement of Cash Flows

(Unaudited)

	For the three months ended September 30, 2014	For the three months ended September 30, 2013	From June 26, 2009 (inception) to September 30, 2014
OPERATING ACTIVITIES
Net loss	$ (48,274)	$ (17,180)	$ (871,079)
Adjustment to reconcile net loss to net cash
used by operating activities:
Increase (decrease) in:
Accounts payable	(939)	3,563	4,875
Credit card payable	-	85	-
Accrued expenses	-	(2,672)	10,768
Depreciation	-	-	906
Impairment of asset	-	-	6,311
Prepaid expense	30,000	-	(10,000)
Donated services	-	8,500	85,000
Cash (used) by operating activities	(19,213)	(7,704)	(773,219)

INVESTING ACTIVITIES
Purchase of furniture and equipment	-	-	(7,317)
Sale of furniture and equipment	-	-	100
Cash (used) by investing activities	-	-	(7,217)

FINANCING ACTIVITIES
Sale of preferred stock	-	-	150,000
Sale of common stock	-	-	40,500
Common stock payable	-	-	980,000
Contributed capital	-	-	7,000
Due to related party	-	-	102
Net cash provided by financing activities	-	-	1,177,602

NET INCREASE IN CASH	(19,213)	(7,704)	397,166
CASH - BEGINNING OF THE PERIOD	416,379	25,580	-
CASH - END OF THE PERIOD	$ 397,166	$ 17,876	$ 397,166

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-	2,296
Income taxes paid	-	-	-
Non-cash transactions	-	8,500	91,311

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

September 30, 2014

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2014 audited financial statements. The results of operations for the period ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2014, the Company has not recognized any revenues and has accumulated operating losses of approximately $871,079 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

EnzymeBioSystems

(A Development Stage Company)

Notes to the Condensed Interim Financial Statements

September 30, 2014

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

NOTE 5 - COMMON STOCK PAYABLE

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

September 30, 2014

(Unaudited)

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

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2014 through the date the financial statements are issued, and has determined that no such events have occurred.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Results of Operations

Overview of Current Operations

History and Organization

The Company was organized June 26, 2009 (Date of Inception) under the laws of the State of Nevada, as EnzymeBioSystems.

 Our Business

We utilize enzyme technologies to develop solutions for a broad range of applications within the specialty chemical industry. These markets are largely served by a small number of large, well-established businesses and research university centers. We plan to work collaboratively with those industrial companies to develop differentiated, high performance enzyme solutions for their target markets, and to leverage their well-developed distribution capabilities to better exploit commercial opportunities. Our enzyme technology will tie-in with development of new commercial biological active compounds. We hope we can develop specialty enzymes to eliminate the side effects and toxicity of the new commercial developed products.

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

Business Strategy

We foresee our two areas of business opportunity, that include: 1) buying raw materials to produce specialty enzymes in our lab facility and offer these products for sale to research facilities and pharmaceutical companies; and 2) become a specialty contract manufacture for research universities and pharmaceutical companies that utilize enzymes in their research programs.

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

Our Current Business Strategy

Management is evaluating an enzyme compound which it believes has a specific therapeutic value in fighting tumors, specifically breast tumors. Management has undertaken research to study its synthetic Amooranin compound, which the Company has developed in-house. Some studies of Amooranin have already been completed in rats. Further, research is required to study Amooranin in a different animal species.

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

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

In 2012, the two officers of the Company, along with Anupam Bishayee, Ph.D. an outside third party, as inventors, filed International Patent Application PCT/US2012/071182 entitled "Amooranin Compounds and Analogs Thereof and Related Methods of Use." The Geneva Patent Office informed the investors that they published the aforementioned international application of 04 July 2013 under No. WO 2013/101719. On June 27, 2014, Patent Application 14/369,339 was filed with the U.S. Patent Office. The Pending Patient is entitled: "Amooranin Compounds and Analogs Thereof and Related Methods of Use." At this time, no patent has been issued.

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

Results of Operations for the three months ended September 30, 2014

During the three month period ended September 30, 2014, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ending September 30, 2014, we experienced a net loss of $(48,274) as compared to a net loss of $(17,180) for the same period last year. The net loss for the three months ending September 30, 2014 was attributed to $48,274 in general and administrative expense and no interest expense. This compares to general and administrative costs of $16,852 and interest expense of $328 for the same period last year.

The Company used net cash in operations of $19,213 and $773,219 during the three month period ended September 30, 2014 and the period from inception to September 30, 2014, respectively, used net cash in investing activities to purchase furniture and equipment of $7,217 during the period from inception to September 30, 2014; and generated cash of $1,177,602 from financing activities period from inception to September 30, 2014.

Revenues

The Company has generated no revenues since its inception. As of September 30, 2014, the Company had an accumulated deficit of $(871,079) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Going Concern

Our independent auditors included an explanatory paragraph in their report on the June 30, 2014 audited financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

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

As of September 30, 2014, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 195,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of September 30, 2014, the Company has 33,283,587 shares of common stock issued and outstanding and 5,000,000 of its Series A Preferred Shares issued and outstanding. As of September 30, 2014, the Company had current assets of $407,166 and current liabilities of $15,745.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended September 30, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and the discussion in Item 1, above, under " Liquidity and Capital Resources."

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

The Company filed a resale Registration Statement (No. 333-196879) with the U.S. Securities & Exchange Commission on Form S-1 to register 6,914,022 common shares. The Registration Statement became effective on August 21, 2014.

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

EnzymeBioSystems Registrant

Date: November 3, 2014	/s/ Gary Rojewski
Name: Gary Rojewski
Its: Principal Executive Officer
Date: November 3, 2014	/s/ Edward Zimmerman III
Name: Edward Zimmerman III
Its: Principal Accounting Officer