Form 10-Q
period 2014-12-31
EnzymeBioSystems
filed 2015-02-03
CIK 1471968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2014

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

There were 33,283,587 shares of Common Stock outstanding as of February 2, 2015.

Table of Contents

EnzymeBioSystems

Index to Form 10-Q

For the Quarterly Period Ended December 31, 2014

Part I. Financial Information

Item 1. Financial Statements

EnzymeBioSystems

Condensed Interim Balance Sheets

(Unaudited)

	December 31, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$ 344,932	$ 416,379
Prepaid expense	-	40,000
Total current assets	344,932	456,379

TOTAL ASSETS	$ 344,932	$ 456,379

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ -	$ 5,814
Accrued expenses	7,068	10,768
Due to related party	102	102
Total current liabilities	7,170	16,684

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	5,000	5,000
authorized, 5,000,000 and 5,000,000 issued and
outstanding as of 12/31/14 and 6/30/14,
Respectively
Common stock, $0.001 par value, 195,000,000 shares	33,284	20,500
authorized, 33,283,587 and 20,500,000 issued and
outstanding as of 12/31/14 and 6/30/14,
Respectively
Treasury stock	-	11,000
Common stock payable	-	980,000
Additional paid-in capital	1,224,216	246,000
Retained deficit	(924,738)	(822,805)
Total stockholders' equity	337,762	439,695
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 344,932	$ 456,379

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Condensed Interim Statements of Operations

(Unaudited)

	For the three months ended December 31, 2014	For the three months ended December 31, 2013	For the six months ended December 31, 2014	For the six months ended December 31, 2013
Revenue	$ -	$ -	$ -	$ -

Operating expenses:
General & administrative	53,659	4,201	101,933	21,053
Research & development	-	-	-	-
Research & development	-	-	-	-
Reimbursement
Salaries	-	-	-	-

Total expenses	53,659	4,201	101,933	21,053

Loss from operations	(53,659)	(4,201)	(101,933)	(21,053)

Other expenses:
Interest expense	-	(328)	-	(656)
Loss on impairment of furniture	-	-	-	-
and equipment
Total other expense	-	(328)	-	(656)

Net (Loss)	$ (53,659)	$ (4,529)	$ (101,933)	$ (21,709)

Weighted average number of common
shares outstanding- basic	33,283,587	31,500,000	33,283,587	31,500,000

Net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Condensed Interim Statement of Cash Flows

(Unaudited)

	For the six months ended December 31, 2014	For the six months ended December 31, 2013
OPERATING ACTIVITIES
Net loss	$ (101,933)	$ (21,709)
Adjustment to reconcile net loss to net cash
used by operating activities:
Increase (decrease) in:
Accounts payable	(5,814)	1,796
Accrued expenses	(3,700)	(2,344)
Depreciation	-	-
Impairment of asset	-	-
Prepaid expense	40,000	-
Donated services	-	11,000
Cash (used) by operating activities	(71,447)	(11,257)

INVESTING ACTIVITIES
Purchase of furniture and equipment	-	-
Sale of furniture and equipment	-	-
Cash (used) by investing activities	-	-

FINANCING ACTIVITIES
Sale of preferred stock	-	-
Sale of common stock	-	-
Common stock payable	-	-
Contributed capital	-	-
Due to related party	-	-
Net cash provided by financing activities	-	-

NET INCREASE IN CASH	(71,447)	(11,257)
CASH - BEGINNING OF THE PERIOD	416,379	25,580
CASH - END OF THE PERIOD	$ 344,932	$ 14,323

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-
Non-cash transactions	-	11,000

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Notes to the Condensed Interim Financial Statements

December 31, 2014

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2014 audited financial statements. The results of operations for the period ended December 31, 2014 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2014, the Company has not recognized any revenues and has accumulated operating losses of approximately $924,738 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

EnzymeBioSystems

Notes to the Condensed Interim Financial Statements

December 31, 2014

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

Recent Accounting Pronouncements

On June 10, 2014, the FASB issued ASU 2014-10, Elimination of Certain Financial Reporting Requirements, Including Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The pending content resulting from the issuance of ASU 2014-10 eliminates inception-to-date presentation and other disclosure requirements in ASC Topic 915 for entities previously considered development stage entities. Early adoption is permitted, and the Company has elected to make an early adoption of ASU 2014-10.

The Company's management has evaluated all other recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

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

EnzymeBioSystems

Notes to the Condensed Interim Financial Statements

December 31, 2014

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

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2014 through the date the financial statements are issued, and has determined that no such events have occurred.

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

Recent Event

Management of the Company has identified an independent chemical laboratory that can produce sufficient quantities of amooranin to proceed with the required animal studies. It is anticipated that the product will be produced by early March, 2015. At that time, the company has found a number of contract research organizations who can conduct the appropriate animal studies to show the safety, efficacy and any toxic effects of amooranin on breast cancer cells.

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

Results of Operations for the three and six months ended December 31, 2014

During the three and six month period ended December 31, 2014, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ending December 31, 2014, we experienced a net loss of $(53,659) as compared to a net loss of $(4,529) for the same period last year. The net loss for the three months ending December 31, 2014 was attributed to $53,659 in general and administrative expense and no interest expense. This compares to general and administrative costs of $4,201 and interest expense of $328 for the same period last year.

For the six months ending December 31, 2014, we experienced a net loss of $(101,933) as compared to a net loss of $(21,709) for the same period last year. The net loss for the six months ending December 31, 2014 was attributed to $101,933 in general and administrative expense and no interest expense. This compares to general and administrative costs of $21,053 and interest expense of $656 for the same period last year.

The Company used net cash in operations of $71,447, used no cash in investing activities and generated no cash from financing activities during the six months ended December 31, 2014.

Revenues

The Company has generated no revenues since its inception. As of December 31, 2014, the Company had an accumulated deficit of $(924,738) dollars. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

As of December 31, 2014, we did not have any employees. We are dependent upon our two officers for our business development. As our operations expand, we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 195,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of December 31, 2014, the Company has 33,283,587 shares of common stock issued and outstanding and 5,000,000 of its Series A Preferred Shares issued and outstanding. As of December 31, 2014, the Company had current assets of $344,932 and current liabilities of $7,170.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the period ended December 31, 2014. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

EnzymeBioSystems Registrant

Date: February 2, 2015	/s/ Gary Rojewski
Name: Gary Rojewski
Its: Principal Executive Officer
Date: February 2, 2015	/s/ Edward Zimmerman III
Name: Edward Zimmerman III
Its: Principal Accounting Officer