Form 10-K
period 2015-06-30
EnzymeBioSystems
filed 2015-11-12
CIK 1471968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________
FORM 10-K

(Mark one)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2015

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-53854

EnzymeBioSystems

(Exact name of registrant as specified in its charter)

_________________

Nevada	27-0464302
(State or Other Jurisdiction	(I.R.S.Employer
of Incorporation or Organization)	Identification No.)

8440 W. Lake Mead, Suite 214, Las Vegas, NV	89128
(Address of principal executive offices)	(Zip Code)

(702) 907-0615

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
(Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates amounted to $27,300,000 on December 31, 2014.

As of November 12, 2015, there were 16,641,822 shares of common stock, par value $0.001 per share, of the registrant outstanding.

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

In this form 10-K references to "EnzymeBioSystems", "the Company", "we", "us", and "our" refer to EnzymeBioSystems.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at EnzymeBioSystems, 8440 W. Lake Mead, Suite 214, Las Vegas, NV 89128.

PART I

ITEM 1. BUSINESS

History and Organization

The Company was organized June 26, 2009 (Date of Inception) under the laws of the State of Nevada, as EnzymeBioSystems.

Our Business

EnzymeBioSystems researches specialty enzymes and enzyme related products.

We utilize enzyme technologies to develop commercial solutions for a broad range of applications within the specialty chemical industry. These markets are largely served by a small number of large, well-established businesses and research university centers. We plan to work collaboratively with those industrial companies to develop differentiated, high performance enzyme solutions for their target markets, and to leverage their well-developed distribution capabilities to better exploit commercial opportunities. Our enzyme technology will tie-in with development of new commercial biological active compounds. We hope we can develop specialty enzymes to eliminate the side effects and toxicity of the new commercially developed products.

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

Enzymes also can be used as pharmaceutical products. Enzymes as pharmaceuticals have two important features that distinguish them from all other types of pharmaceutical products. First, enzymes often bind and act on their targets with great affinity and specificity. Second, enzymes are catalytic and convert multiple target molecules to the desired products. These two features make for what are considered specialized enzymes that can accomplish therapeutic biochemistry in the body that small molecules cannot. These characteristics have resulted in the development of many enzyme drugs for a wide range of disorders, e.g. insulin and interferon.

Business Strategy

We foresee that our two areas of business opportunity, include: 1) buying raw materials to produce specialty enzymes in contract lab facilities; 2) contracting with CRO's with the goal to obtain FDA approval to further test the enzymes.

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

Through contract laboratories we currently have only limited resources and capability to develop, manufacture, or distribute specialty enzyme products on a limited scale. We will determine which specialty enzyme products to pursue independently based on various criteria, including: investment required, estimated time to market, regulatory hurdles, infrastructure requirements, and industry-specific expertise necessary for successful commercialization. At any time, we may modify our strategy and pursue collaborations for the development and commercialization of some specialty enzyme products that we had intended to pursue independently. In order for us to commercialize more specialty enzyme products directly, we plan to establish or obtain through outsourcing arrangements additional capability to develop, manufacture, market, sell, and distribute such products.

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

Amooranin is a triterpene acid with a novel structure isolated from the stem bark of Amoora rohituka, a tropical tree growing wild in India. Studies have demonstrated that multiple breast cancer cell lines respond to Amooranin in growth suppression assays. Mechanistic studies suggest that Amooranin suppresses growth factor signaling, induces cell cycle arrest, and promotes apoptosis. This is because the anti-neoplastic activity of the plant-derived compound of Amooranin is relatively weak.

Our founder developed a new synthetic analogue of this molecule by chemical transformations in an attempt to identify a more potent agent. One of these analogues, Amooranin-Me, was found to inhibit proliferation of several breast cancer cells with greater potency than the parent compound of Amooranin. Preliminary screening of Amooranin-Me in in-vitro experiments revealed some potenecy against breast cancer MCF-7 cells with concentrations down to the nanomolar range. All these studies indicate that Amooranin-Me is a promising drug with potential to be used for human breast cancer prevention.

The Company has moved further along with the process of evaluating an enzyme compound which they believe has specific therapeutic value in fighting tumors. In an effort to evaluate this compound, management has had a series of meetings with various contract research organizations to enlist their expertise in performing animal studies. The research will study the use of an antitumor natural product called amooranin. Specifically, the two areas of this study will include: 1) an exam of the in vitro cytotoxicity of amooranin against hepatocellular carcinoma cells, and 2) investigate the dose responsive antitumor actions of amooranin against chemically induced hepatic tumorgenesis in rats and dogs.

Management wants to continue its research with Amooranin that will lead to the filing of an Investigational New Drug Application (“IND”) with the U. S. Food and Drug Administration. It is still too early to determine if this project has any potential value for the Company, and there are no assurances that the Company will ever obtain be able to obtain an IND for this compound.

As of the date of this report, management of the Company has identified an independent chemical laboratory that can produce sufficient quantities of amooranin to proceed with the required animal studies. A small preclinical batch of methyl amooranin has been manufactured by the independent chemical laboratory. This preclinical batch is not large enough to sufficiently test in several animal studies needed to obtain an IND.

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

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

We do not have any trademarks, patents, or other intellectual property. In 2012, the two founders of the Company, along with a third party, as inventors, filed Patent Application # 14/369339 entitled "Amooranin Compounds and Analogs Thereof and Related Methods of Use." The U.S. Patent Office informed us that they published the aforementioned pending Patent on December 4, 2014 (Publication No. 2014-0357711A1). At this time, no patent has been issued.

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

Research and Development Activities and Costs

Research and development expenses related to our specialty enzyme business include costs related to ongoing bioprocess development and manufacturing process yield improvements. For the fiscal year ending June 30, 2015, the Company spent $17,698 in product research and development.

Effect of Government Regulation on Business

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees.

Non-drug biologically derived products, such as the specialty enzymes we plan to produce are regulated in the United States based on their application, by either the United States Food and Drug Administration, ("FDA"), the Environmental Protection Agency, ("EPA") in the case of plants and animals, or the United States Department of Agriculture ("USDA"). In addition to regulating drugs, the FDA also regulates food and food additives, feed and feed additives, and Generally Recognized As Safe substances used in the processing of food. The EPA regulates biologically derived chemicals not within the FDA's jurisdiction. Although the food and industrial regulatory process can vary significantly in time and expense from application to application, the timelines generally are shorter in duration than the drug regulatory process.

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

Employees

The Company currently has: three officers and one directors. These individuals perform all of the job functions for the Company. The Company has no intention at this time to add employees until it can become a profitable entity. The Company from time to time may retain independent consultants in connection with its operations.

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

Our financial statements included with this Annual Report for the year ended June 30, 2015, have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended June 30, 2015. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditor’s have raised a substantial doubt about our ability to continue as a going concern, this typically results greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our future enzyme products. We plan to seek additional funds through private placements of our common stock. You may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. If we are not able to achieve revenues or find financing, then we likely will be forced to cease operations and investors will likely lose their entire investment, investors may lose their entire investment.

 3. WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

We have prepared audited financial statements for the year end for June 30, 2015, which show we cash and cash equivalents of $270,471. Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation. Management believes, for the next twelve months, it has sufficient funds available to implement its business, on a limited basis.

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

8. THE ENZYME COMPOUND INDUSTRY IS SUBJECT TO PRICING PRESSURES THAT MAY CAUSE US TO REDUCE THE FUTURE GROSS MARGINS FOR OUR PRODUCTS.

If we are able to become operational, management believes to be competitive, we might be required to adjust our prices in response to industry-wide pricing pressures. Our competitors may possibly source from regions with lower costs than those of our sourcing partners and those competitors may apply such additional cost savings to further reduce prices.

We are not currently operational. If we are able to become operational, management believes increased customer demands for markdown allowances, incentives and other forms of economic support might reduce our gross margins and affect our profitability. Our financial performance may be negatively affected by these pricing pressures if we are forced to reduce our prices without being able to correspondingly reduce our costs for finished goods or if our costs for finished goods increase and we cannot increase our prices. Management wants investors to know that there are no assurances that we may ever achieve acceptable operating margins, we may never obtain any share of the market, or be able to establish any value for our enzyme products.

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

Our executive officers, who have chemical engineering education and a pharmaceutical background, have no experience in operating a specialty enzyme Company. Their work history includes working for an antibiotic laboratory, managing a medical supply company and working as a production engineer. They have no experience in independently developing, manufacturing, marketing, selling, and distributing commercial specialty enzyme products. Due to their lack of experience, our executive officers may make wrong decisions and choices regarding selection of products to pursue on behalf of the Company. Consequently, our Company may suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations, which will result in the loss of your investment.

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

As of November 12, 2015, our officers, directors and single largest shareholder owned approximately 67% of our outstanding common stock. As a result, our officers and largest shareholder will have the ability to control substantially all matters submitted to our stockholders for approval including:

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

As disclosed in their biographies contained herein, some of our officers and directors work with other companies in addition to their work for us. John Dean Harper, Esq., our Corporate Secretary and Interim Accounting Officer, has his own law practice. Therefore, it is possible that a conflict of interest with regard to his time may arise based on his involvement in other activities. Although none of our officers and directors are currently working for any other companies in the biomedical industry, they are not prohibited from doing so.

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

As of June 30, 2015 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

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

Because we are a fully reporting company with the SEC, we will incur additional legal, accounting and other expenses. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We expect to incur approximately $10,000 of incremental operating expenses in fiscal year 2015-14.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our offices are currently located at 8440 W. Lake Mead, Suite 214, Las Vegas, NV 89128. Management believes that its current facilities are adequate for its needs, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

EnzymeBioSystems Common Stock, $0.001 par value, was cleared for quotation on the OTC-Bulletin Board on November 4, 2010, under the symbol: ENZB.

Year ended June 30, 2015	High	Low
First Quarter	$2.10	$1.14
Second Quarter	$2.60	$1.60
Third Quarter	$3.88	$1.60
Fourth Quarter	$1.60	$0.51

Year ended June 30, 2014	High	Low
First Quarter	$2.00	$0.20
Second Quarter	$1.32	$0.90
Third Quarter	$1.94	$0.50
Fourth Quarter	$2.10	$1.00

*All numbers have been adjusted for a 1-for-2 reverse split that took place on June 18, 2015.

(b) Holders of Common Stock

As of November 12, 2015, the Company has a total 16,641,822 common shares issued and outstanding held by approximately one hundred (100) shareholders.

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

The Company did not sell any stock during the fiscal year ending June 30, 2015.

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

The 2,500,000 (reverse split adjusted) shares of Series A Preferred Stock issued and outstanding are not redeemable and cannot be converted into Common Shares, unless it is approved by the Board of Directors and agreed upon by the Series A Preferred Shareholders.

(g) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended June 30, 2015 or June 30, 2014.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

EnzymeBioSystems manufactures specialty enzymes and enzyme related products.

Results of Operations for the year ended June 30, 2015

We generated no revenues since our inception on June 26, 2009 through June 30, 2015. We do not anticipate earning any significant revenues until such time as we can produce and market specialty enzyme products. We are presently in the development stage of our business and we can provide no assurance that we will be successful in finding a market for our specialty enzyme products.

Since our inception on June 26, 2009 through June 30, 2015, we experienced a net loss of $(1,001,199). For the year ended June 30, 2015, we had an operating loss of $(178,394) as compared to a loss of $(502,915) for the same period last year. Our loss for the year ended June 30, 2015 was attributable to officer compensation of $55,000, investor relations of $42,413, research and development of $17,698, unauthorized expenses of $25,698 and other administrative expenses of $37,585.

Revenues

We generated no revenues for the period from June 26, 2009 (inception) through June 30, 2015. We do not anticipate generating any significant revenues until we can develop a market for our specialty enzymes.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2015 reflects current assets of $270,471 and current liabilities of $9,170.

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

For the fiscal year ending June 30, 2015, the Company spent $17,698 in product research and development. As the Company moves forward, management expects to spend a significant amount of monies on animal studies and the research required to obtain an IND from the Food and Drug Administration.

Expected purchase or sale of property and significant equipment

We do not anticipate the purchase or sale of any property or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of June 30, 2015, we did not have any employees. We are dependent upon our officers and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

June 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

EnzymeBioSystems

I have audited the accompanying balance sheet of EnzymeBioSystems (the “Company”) as of June 30, 2015 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnzymeBioSystems as of June 30, 2015 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.

Michael T. Studer CPA P.C.

Freeport, New York

November __, 2015

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

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

October 9, 2014

8250 W. Charleston Blvd. Suite 100 Las Vegas, NV 89117 Phone: (888)727-8251 Fax: (888)782-2351

EnzymeBioSystems

Balance Sheets

	June 30, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$ 270,471	$416,379
Prepaid expense	-	40,000
Total current assets	270,471	456,379

TOTAL ASSETS	$ 270,471	$456,379

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 2,000	$ 5,814
Accrued expenses	7,068	10,768
Due to related party	102	102
Total current liabilities	9,170	16,684

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	2,500	2,500
authorized, 2,500,000 and 2,500,000 shares issued and outstanding as of June 30, 2015 and 2014 respectively

Common stock, $0.001 par value, 195,000,000 shares	16,642	10,250
authorized, 16,641,822 and 10,250,000 shares issued and outstanding as of June 30, 2015 and 2014, respectively

Treasury stock	-	5,500
Common stock payable	-	980,000
Additional paid-in capital	1,243,358	264,250
Accumulated deficit	(1,001,199)	(822,805)
Total stockholders' equity	261,301	439,695
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 270,471	$ 456,379

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Statements of Operations

	For the year ended June 30, 2015	For the year ended June 30, 2014

Revenue	$ -	$ -

Operating expenses:
Officers' compensation	55,000	10,000
Investor relations	42,413	20,000
Research and development	17,698	-
Unauthorized expenses	25,698	-
Payment to Berkeley Clinic, LC in connection with acquisition of patent and technology rights	-	438,000
Other	37,585	34,915
Total operating expenses	178,394	502,915

Loss from operations	(178,394)	(502,915)

Other expense
Interest Expense		(18)
Total other expense	-	(18)

Net (Loss)	$ (178,394)	$ (502,933)

Weighted average number of common shares outstanding - basic and diluted	16,641,822	14,845,891

Net loss per common share - basic and diluted	$ (0.01)	$ (0.03)

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Statements of Stockholders’ Equity (A)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance, June 30, 2013	500,000	$ 500	15,750,000	$15,750			$$252,750	$ -	$(319,872)	$(50,872)

Imputed value of contributed services							13,500			13,500

Repurchase of common stock in exchange for preferred stock and cash	2,000,000	2,000	(5,500,000)	(5,500)	5,500,000	5,500	(2,000)	-	-	-

Stock subscriptions payable								980,000		980,000

Net (loss) for the year	-	-	-	-	-	-	-	-	(502,933)	(502,933)

Balance, June 30, 2014	2,500,000	2,500	10,250,000	10,250	5,500,000	5,500	264,250	980,000	(822,805)	439,695
Issuance of common stock pursuant to stock subscriptions collected in year ended June 30, 2014			6,391,796	6,392			973,608	(980,000)
Cancellation of Treasury Stock					(5,500,000)	(5,500)	5,500
Issuance of common stock due to rounding related to the June 18, 2015 1-for-2 reverse stock split			26
Net (loss) for the year									(178,394)	(178,394)

Balance, June 30, 2015	2,500,000	$ 2,500	16,641,822	$16,642	-	$ -	$1,243,358	-	$(1,001,199)	$261,301

(A) As retroactively adjusted to reflect the June 18, 2015 reverse stock splits (see Note 1).

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Statements of Cash Flows

	For the year ended June 30, 2015	For the year ended June 30, 2014

OPERATING ACTIVITIES
Net Loss	$ (176,394)	$ (502,933)
Adjustment to reconcile net loss to net cash
used by operating activities
Contributed services	-	13,500
Changes in operating assets and liabilities
Accounts Payable	(5,814)	5,814
Accrued expenses	(3,700)	(2,982)
Prepaid expense	40,000	(40,000)

Cash (used) by operating activities	(145,908)	(526,601)

FINANCING ACTIVITIES

Proceeds from subscriptions to common stock payable	-	980,000
Due to related party	-	(62,600)
Net cash provided by financing activities	-	917,400

NET INCREASE (DECREASE) IN CASH	(145,908)	390,799
CASH - BEGINNING OF THE PERIOD	416,379	25,580
CASH - END OF THE PERIOD	$ 270,471	$ 416,379

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	984
Income taxes paid	-	-
Non cash transactions	-	13,500

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Notes to Financial Statements

June 30, 2015 and 2014

NOTE 1 - GENERAL ORGANIZATION AND BUSINESS

EnzymeBioSystems (the "Company") was incorporated under the laws of the state of Nevada on June 26, 2009. The Company was organized to conduct any lawful business. The Company manufactures specialty enzymes and enzyme related products. To date, the Company has had no revenues.

Effective June 18, 2015, the Company effected a 1-for-2 reverse stock split of its common stock (which reduced the issued and outstanding shares of common stock from 33,283,587 shares to 16,641,822 shares) and its Series A Preferred Stock (which reduced the issued and outstanding shares of Series A Preferred Stock from 5,000,000 shares to 2,500,000 shares.)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Research and development costs

Research and development costs are expensed as incurred. The amounts of costs expensed for the years ended June 30, 2015 and 2014 were $17,698 and $0, respectively.

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

Notes to Financial Statements

June 30, 2015 and 2014

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

Revenue recognition

The Company applies the provisions of ASC 605, Revenue Recognition ("ASC 605"). ASC 605 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from June 26, 2009 (inception) to June 30, 2015, the Company has not recognized any revenues.

Reclassifications

Certain expenses for the year ended June 30, 2014 have been reclassified to conform to the current year presentation.

Recent accounting pronouncements

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation" ("ASU 2014-10"). ASU 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities and eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development state. The Company was required to adopt this new standard on a retrospective basis for the year ending June 30, 2016, and interim periods therein; however, early application was permitted. The Company has elected to adopt the new reporting standard for financial statements filed commencing with the 10-Q for the period ended December 31, 2014. Other than simplifying the presentation or the Company's financial statements and needed disclosures, the adoption of ASU 2014-10 has not affected the Company's financial statements.

EnzymeBioSystems

Notes to Financial Statements

June 30, 2015 and 2014

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company's financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses of $(1,001,199) for the period from June 26, 2009 (inception) to June 30, 2015. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

NOTE 4. STOCKHOLDERS' EQUITY

The Company is authorized to issue up to 5,000,000 shares of its $0.001 par value preferred stock and up to 195,000,000 shares of its $0.001 par value common stock.

Effective June 18, 2015, the Company effected a 1-for-2 reverse stock split of its common stock (which reduced the issued and outstanding shares of common stock from 33,283,587 shares to 16,641,822 shares) and its Series A Preferred Stock (which reduced the issued and outstanding shares of Series A Preferred Stock from 5,000,000 shares to 2,500,000 shares).

EnzymeBioSystems

Notes to Financial Statements

June 30, 2015 and 2014

NOTE 4. STOCKHOLDERS' EQUITY (Continued)

Preferred Stock

On January 28, 2011, EnzymeBioSystems entered into an Exclusive Technology License and Patents Agreement with Berkeley Clinic, LC, an Arizona Limited Liability Company, whereby Berkeley Clinic LC was granted:

1) an exclusive fifty (50) percent ownership in all EnymeBioSystems proprietary enzyme products;

2) the assignment of all rights, title and interest in all future patents (domestic and foreign) granted in all enzyme products developed by EnzymeBioSystems; and, 3) 500,000 unregistered restricted Series A Preferred shares of EnzymeBioSystems, in exchange for One Hundred Fifty Thousand ($150,000) Dollars. The Series A Preferred Shares carry a voting weight equal to ten (10) Common Shares per share of preferred stock.

On May 2, 2014, EnzymeBioSystems issued 2,000,000 unregistered restricted shares of Series A Preferred Stock to Berkeley Clinic, LC in order to satisfy the terms of a Purchase Agreement with Berkeley. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We believed that Section 4(2) was available because the offer and sale did not involve a public offering and there was not general solicitation or general advertising involved in the offer or sale.

The shares of Series A Preferred Stock are not redeemable and cannot be converted into Common Shares, unless it is approved by the Board of Directors and agreed upon by the Series A Preferred Shareholders. The shares of Series A Preferred Stock have no dividend rights but have a liquidation preference for funds paid for the Series A Preferred Stock shares.

Common Stock

On June 29, 2009, the Company issued 15,250,000 shares of its $0.001 par value common stock to its nine founders for $30,500 in cash.

On March 26, 2010, the Company issued 500,000 shares of its $0.001 par value common stock to approximately 28 qualified investors for $10,000 in cash.

On May 2, 2014, the Company entered into a Purchase Agreement with Berkeley Clinic, LC ("Berkeley") whereby it purchased Berkeley's ownership rights, title and interest in all patents and technology developed by EnzymeBioSystems (which rights were acquired by Berkeley on January 28, 2011) and whereby it purchased 5,500,000 unregistered restricted shares of common stock owned by Berkeley in exchange for issuing 2,000,000 Series A Preferred shares and cash of $438,000 to Berkeley. The $438,000 cash paid to Berkeley has been included in operating expenses in the Statement of Operations for the year ended June 30, 2014. The 5,500,000 shares were returned to thre Company and cancelled in the year ended June 30, 2015.

EnzymeBioSystems

Notes to Financial Statements

June 30, 2015 and 2014

From March 2014 to June 2014, the Company conducted a Regulation S offering in which it sold 6,391,796 shares of the Company's $0.001 par value common stock in exchange for cash of $980,000. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the "Act") and were issued under Regulation S to six (6) foreign entities who attested they are accredited investors who are not citizens nor residents of the USA. The issuance of these shares by us did not involve a public offering. The offering was not a "public offering" as defined in Section 4(2) due to the fact that only six (6) foreign entities were involved in the offering, the size of the offering, the manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. The management of the foreign entities were known to us and our management, through pre-existing business relationships, as a long standing business associate. We did not engage in any form of general solicitation or general advertising in connection with these transactions. The investors were provided access to all material information, which they requested and all information necessary to verify such information and was afforded access to our management in connection with this transaction. These foreign entities acquired these securities for investment and not with a view toward distribution, acknowledging such intent to us. They understood the ramifications of their actions. The sale of these shares were to the following six foreign entities: Fleetwood Investments, Inc. (who paid $105,000 cash for 684,932 shares), Pigeon Rock Group (who paid $25,000 cash for 163,079 shares), Quattro Associates (who paid $580,000 cash for 3,782,616 shares), Rycon Corporation (who paid $60,000 cash for 391,305 shares), STSV Investments (who paid $105,000 cash for 684,932 shares) and Oceanside Strategies, Inc. (who paid $105,000 cash for 684,932 shares). In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted.

EnzymeBioSystems

Notes to Financial Statements

June 30, 2015 and 2014

NOTE 5 - RELATED PARTY TRANSACTIONS

On October 15, 2012, the Company entered into a Promissory Note with A&A Medical Supply LLC for a line of credit up to $100,000. The then Chief Financial Officer of EnzymeBioSystems was also an officer of A&A Medical Supply LLC. This note bore interest on the principal at a rate per annum equal to the prime rate (as reported by Citibank - New York as of October 15, 2012). On October 19, 2012 the Company received $40,000 of this line of credit and on November 13, 2012 the Company received an additional $20,000. On April 14, 2014, $62,600 was repaid with $0 remaining due. The line of credit is no longer in force.

On September 21, 2015, the Company's then chief financial officer (appointed October 20, 2014) was dismissed for his alleged payment of unauthorized expenses totaling approximately $36,097 ($25,698 in the year ended June 30, 2015 and $10,399 in the three months ended September 30, 2015). To date, efforts to recover any of the $36,097 from the Company's former chief financial officer have not been successful.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6 - PROVISION FOR INCOME TAXES

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

EnzymeBioSystems

Notes to Financial Statements

June 30, 2015 and 2014

NOTE 6 - PROVISION FOR INCOME TAXES - Continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate	(35.0%)
Increase in valuation allowance	35.0%
Provision for income taxes	- %

Deferred tax assets as of June 30, 2015 and June 30, 2014, are calculated as follows:

	2015	2014
Deferred tax assets:
Net operating loss carry forward	$350,420	$287,982
Less: valuation allowance	(350,420)	(287,982)
Net deferred tax assets	$ -	$ -

During the year ended June 30, 2015, the Company recorded an increase in the valuation allowance of $62,438, as compared to $176,027 for the previous year, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during the year ended June 30, 2015.

The net operating loss carryforward of approximately $1,001,199 at June 30, 2015 expires commencing in year 2029.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

(a) Resignation of Seale & Beers, CPAs

On October 9, 2015, EnzymeBioSystems (the “Company”) was notified by its independent registered public accounting firm, Seale & Beers, CPAs (“Seale & Beers”), that it was resigning its engagement as the Company’s independent registered public accounting firm.

The audit reports of Seale & Beers on the financial statements for the past two years did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report of Seale & Beers, dated October 9, 2014 on the consolidated financial statements of the Company as of and for the fiscal years ended June 30, 2014 and 2013 noted that the Company’s history of no revenues, recurring losses and recurring negative cash flow from operating activities and an accumulated deficit, raise substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended June 30, 2014 and June 30, 2013, and the subsequent period through March 31, 2015, there were no disagreements (as defined in Item 304(a)(1)(iv) of regulation S-K and the related instructions to Item 304 of Regulation S-K) with Seale & Beers, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Seale & Beers’ satisfaction, would have caused Seale & Beers to make reference to the subject matter of the disagreement in its reports on the consolidated financial statements for such years.

During the fiscal years ended June 30, 2014 and June 30, 2013, and the subsequent period through March 31, 2015, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), other than the material weaknesses reported in the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with respect to such periods.

(b) Engagement of Michael T. Studer CPA P.C.

On October 9, 2015 (the "Engagement Date"), the Registrant's Board of Directors approved the appointment of and engaged Michael T. Studer CPA P.C., 111 West Sunrise Highway, 2nd Floor East, Freeport, NY 11520, as the Registrant's independent registered public accounting firm. During the Registrant's two most recent fiscal years, the subsequent interim periods thereto, and through the Engagement Date, neither the Registrant nor anyone on its behalf consulted the Current Accountants regarding either (1) the application of accounting principles to a specified transaction regarding the Company, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (2) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

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

Management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, management concluded that, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of June 30, 2015.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the year related to the preparation of management's report on internal controls over financial reporting required for this annualreport on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process which consisted of the following:

Deficiencies Related to the Design and Operation of Certain Company-Level Controls

•	Non-compliance by the former chief financial officer with regards to unauthorized travel and entertainment expenses;

•	Unauthorized personal charges by the former chief financial officer.

Deficiencies Related to the Design and Operation of Certain Accounting Procedures

• Inadequate accounting procedures responsible for processing payment requests by our former chief financial officer related to travel and entertainment expenditures;

• Lack of clear procedures for ensuring appropriate expense controls.

In consultation with our board of directors and new interim accounting officer, we are implementing certain remediation measures, and we are in the process of creating and implementing additional remediation plans for the internal control deficiencies noted above. The remediation activities include:

Design and Operation of Certain Company-Level Controls

Management has conducted an internal investigation relating to the unauthorized travel and entertainment expenses, incurred by the former chief financial officer. We have identified various expenses by the Company’s former chief financial officer since February, 2015 that were inconsistent with Company policies or that lacked sufficient documentation. On September 21, 2015, the former chief financial officer was dismissed for cause, based on a breach of his fiduciary duties. The Board has subsequently appointed a new interim accounting officer and corporate secretary

We will implement a check-and-balance system to monitor all expenses.

Design and Operation of Certain Accounting Procedures

We expect to complete the following remediation during the remainder of 2015.

We will adopt a new policy and procedure that authorizes and reviews the accounting oversight by persons at the appropriate levels within the Company.

Changes in Internal Controls over Financial Reporting

On September 21, 2015, we replaced our former chief financial officer. We added a new interim accounting officer who has experience related to the application of generally accepted accounting principles and U. S. Securities and Exchange Commission rules and regulations as they pertain to financial reporting. We believe these personnel changes will strengthen our controls related to financial reporting. Other than these changes, there have been no other changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Director, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our current director and executive officers. Our executive officers serve one-year terms. Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current director and executive officers.

Name	Age	Position & Offices Held

Gary Rojewski	62	Chief Executive Officer

John Dean Harper	52	Corporate Secretary, Interim Accounting Officer

Ashot Martirosyan	63	Chief Scientific Officer

All directors hold office until the next annual meeting of stockholders of the Company and until their successors have been elected and qualified. Directors currently receive no fees for services provided in that capacity.

Set forth below is a brief description of the background and business experience of our officers and directors.

Gary Rojewski, Chief Executive Officer and Director

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

2009 – 2013 Account Executive Managed Markets Warner Chilcott Pharmaceuticals, Rockaway, NJ

1984 – 2009 Sales Representative, District Manager, Account Executive Procter & Gamble Pharmaceuticals, Cincinnati, OH

1976 – 1984 Sales Representative at W. Berman Company, Ohio

1975 – 1976 Admissions Recruiter at Davis Junior College/I.T.T. Technical College.

Education

1971 – 1975

University of Findlay

Findlay, OH

B.A. Communications

John Dean Harper, Esq., Corporate Secretary and Interim Accounting Officer

Mr. John Dean Harper, Esq., is a practicing attorney in Las Vegas, NV. He was appointed as Corporate Secretary and Interim Accounting Officer because his years of experience as general counsel for the Las Vegas Police Protective Association. Management believes he can bring stability to the finances of the Company and he can conduct a forensic investigation to determine any wrongdoing.

Mr. Harper currently has a private law practice focusing primarily on corporate law, labor/employment and litigation.

Work Experience:

Dates Name of Organization Job Title

2015-Present AAA Sitescapes LLC, President

2015-Present Thunderhill Consulting Limited, Owner

2014-Present RD Heritage Group, LLC, Manager

1996-Present John Dean Harper, Harper Law Office

1996-2013 Nevada Conf. of Police and Sheriffs, General Counsel

1999-2013 Las Vegas Police Protective Assoc., Chief General Counsel

2007-2010 Tone in Twenty, President, Treasurer, Director

2001-2005 Absolute Glass Protection, Inc., Pres., Treasurer, Director

1999-Present Injured Police Officers Fund, General Counsel

2000-2002 Lock-Gun.com, President

1999-2002 Starbase-1 Coffee Co. Ltd., President

1996-1998 Gugino & Schwartz, Assoc. Attorney

1991-1995 Redmon & Harper, Partner

1989-1991 Schottenstein, Zox and Dunn, Assoc. Attorney

1986-1989 Univ. of Cincinnati, College of Law, Law Student

Education: Mr. Harper is a graduate of Ohio University in Athens, Ohio with a Bachelors of Business Administration Degree, and a double major in Business Pre-Law and General Business. He is also a graduate of the University of Cincinnati, College of Law with a Juris Doctor.

Anushavan Yeranosyan, Chief Scientific Officer

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

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our company at any time during the year ended June 30, 2015, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during the fiscal year ending June 30, 2015. The foregoing persons are collectively referred to herein as the "Named Executive Officers." Compensation information is shown for fiscal years ending 2015, 2014 and 2013.

EnzymeBioSystems Summary Compensation Table

		Year				Compen-
	Principal	Ending	Salary	Bonus	Awards	sation	Total
Name	Position	June 30,	($)	($)	($)	($)	($)

Gary Rojewski	CEO	2015	48,000	0	*	1,150**	0
Appointed:	Director	2014
06/02/2014

John Dean Harper		2015	0	0	0	0	0
Appointed: 09/21/2015	Secretary/Interim Accounting Officer

Edward Zimmerman III		2015	7,000	0	0	25,968***	0
Appointed: 10/20/2014
Terminated: 09/21/2015

Ashot Martirosyan	Chief Scientific Officer/	2015	0	0	0	0	0
Appointed		2014	0	0	0	0	0
6/26/2009		2013	24,000	0	0	0	0

* Mr. Rojewski is entitled to receive 2,000,000 common shares as part of his compensation package. The shares have vested and are expected to be issued in the future.

** Authorized Expenses

*** Edward C. Zimmerman III had $25,698 in unauthorized expenses.

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans, stock option plans or employment agreements with our executive officers/directors.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through fiscal year end June 30, 2015.

Outstanding Equity Awards at 2015 Fiscal Year-End

We did not issue any outstanding equity awards as of June 30, 2015 or June 30, 2014. However, Mr. Rojewski, our Chief Executive Officer is entitled to receive 2,000,000 common shares as part of his compensation package. The shares have vested and are expected to be issued in the near future.

Option Exercises for Fiscal 2015

There were no options exercised by our named executive officers in fiscal 2015 or 2014.

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

Director Compensation

Our directors were not paid any compensation during the fiscal year ending June 30, 2015 or June 30, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on November 12, 2015 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the U. S. Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60-days after November 12, 2015 pursuant to options, warrants, conversion privileges or other right.

The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the U. S. Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of EnzymeBioSystems' common stock.

We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Shares Beneficially Owned						% of Total Voting Power(1)
	Common		Voting Preferred
Name of Beneficial Owner	Shares	%	Shares		%
Named Executive Officers and Directors:
Gary Rojewski(2) Director/CEO	2,000,000	(2)		-		-		-

John Dean Harper, Corporate Secretary and Interim Accounting Officer	-	0%		-		-		-

Ashot Martirosyan(3), Chief Scientific Officer	1,500,000	9.0%		-			-	3.6%	*

All executive officers and directors as a group (3 persons))	1,500,000	9.0%		-			-	3.6%	*

Other 5% Stockholders

Quattro Associates, Inc. (4)	3,449,099		20.7%		-			8.3%

Berkeley Clinic LC(5)	1,500,000		9.0%	2,500,000 100%				63.6%

---------------------------------------------------------------------------------------------------------------------------------------

(1) Percentage of total voting power represents voting power with respect to all shares of our common stock (16,641,822 issued and outstanding) and Preferred Voting stock (2,500,000 shares issued and outstanding), as a single class. The holders of our Preferred Voting Stock are entitled to ten votes per share, and holders of our common stock are entitled to one vote per share. The 2,500,000 preferred shares have voting rights equal to 25,000,000 common shares. Percentage of Total Voting Power is calculated based on an aggregate of 41,641,822 (16,641,822 common + 25,000,000 Preferred Voting Rights) shares issued and outstanding.

2) Gary Rojewski, is entitled to receive 2,000,000 common shares as part of his compensation package; however, the shares have yet to be issued at this time. Once issued, there will be 18,641,822 shares issued and outstanding.

3) Ashot Martirosyan, 16773 W Park Drive, Chagrin Falls, Ohio, 44023.

4) Quattro Associates, Inc., Hunkins Waterfront Plaza, Suite 556, Main Street, Charlestown, Nevis. Lindsay Oliver, is the beneficial owner who has the ultimate voting control over the shares held by this entity.

5) Berkeley Clinic, LC, an Arizona Limited Liability Company, POB 2742, Scottsdale, AZ 85252. T. J., Jesky, is the managing member and beneficial owner who has the ultimate voting control over the shares held by this entity.

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

On September 21, 2015, the Company's chief financial officer (appointed November 12, 2015) was dismissed for his alleged payment of unauthorized expenses totaling approximately $36,097 ($25,698 in the year ended June 30, 2015 and $10,399 in the three months ended September 30, 2015). To date, efforts to recover any of the $36,097 from the Company's former chief financial officer have not been successful.

Item 14. Principal Accountant Fees and Services.

Seale and Beers, CPAs served as our principal independent public accountant for reporting fiscal year ended June 30, 2014. Michael T. Studer CPA P.C. served as our independent public accountant for reporting fiscal year ended June 30, 2015. Aggregate fees billed to us for the years ended June 30, 2015 and 2014 for audit fees were as follows:

	For Year Ended June 30,	For the Year Ended June 30,
	2015	2014
(1) Audit Fees (1)	$15,000	$10,000
(2) Audit-Related Fees
(3) Tax Fees
(4) All Other Fees

(1) Audit Fees include fees billed and expected to be billed for services performed in connection with the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Forms 10-Q filed with the Securities and Exchange Commission.

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our director then makes a determination to approve or disapprove the engagement of the auditor for the proposed services. In the fiscal year ended June 30, 2015, all fees paid to our auditor were unanimously pre-approved in accordance with this policy.

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

EnzymeBioSystems Registrant

Date: November 12, 2015	/s/ Gary Rojewski
Name: Gary Rojewski
Title: Chief Executive Officer Principal Executive Officer

Date: November 12, 2015	/s/ John Dean Harper
Name: John Dean Harper
Title: Interim Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Gary Rojewski Gary Rojewski	Chief Executive Officer Principal Executive Officer,	November 12, 2015

/s/John Dean Harper John Dean Harper	Corporate Secretary and Interim Chief Accounting Officer	November 12, 2015