Form 10-Q
period 2015-09-30
EnzymeBioSystems
filed 2015-12-08
CIK 1471968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ] Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company, defined in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]
(Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

There were 16,641,822 shares of Common Stock outstanding as of December 3, 2015.

Table of Contents

EnzymeBioSystems

Index to Form 10-Q

For the Quarterly Period Ended September 30, 2015

Part I. Financial Information

Item 1. Financial Statements

EnzymeBioSystems

Condensed Interim Balance Sheets

(Unaudited)

	September 30, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	230,638	$ 270,471
Total current assets	230,638	270,471

TOTAL ASSETS	$ 230,638	$ 270,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 3,350	$ 2,000
Accrued expenses	8,220	7,068
Due to related party	-	102
Total current liabilities	11,570	9,170

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	2,500	2,500
authorized, 2,500,000 and 2,500,000 Series A shares issued and outstanding as of September 30, 2015 and
June 30, 2015 respectively

Common stock, $0.001 par value, 195,000,000 shares	16,642	16,642
authorized, 16,641,822 and 16,641,822 shares issued and outstanding as of September 30, 2015 and
June 30, 2015, respectively

Additional paid-in capital	1,243,358	1,243,358
Deficit accumulated during development stage	(1,043,432)	(1,001,199)
Total stockholders' equity	219,068	261,301
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 230,638	$ 270,471

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Condensed Interim Statements of Operations

(Unaudited)

	For the three months ended September 30, 2015	For the three months ended September 30, 2014

Revenue	$ -	$ -

Operating expenses:
Officers' compensation	17,000	12,000
Investor relations	-	30,000
Research and development	11,080	-
Unauthorized expenses	10,399	-
Other	3,754	6,274
Total operating expenses	42,233	48,274

Loss from operations	(42,233)	(48,274)

Net (Loss)	$ (42,233)	$ (48,274)

Weighted average number of common shares outstanding - basic and diluted	16,641,822	12,681,661

Net loss per common share - basic and diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Condensed Interim Statements of Cash Flows

(Unaudited)

	For the three months ended September 30, 2015	For the three months ended September 30, 2014

OPERATING ACTIVITIES
Net Loss	$ (42,233)	$ (48,274)
Adjustments to reconcile net loss to net cash
used by operating activities
Changes in operating assets and liabilities
Accounts Payable	1,350	(939)
Accrued expenses	1,152	-
Prepaid expense	-	30,000

Cash (used) by operating activities	(39,731)	(19,213)

FINANCING ACTIVITIES

Due to related party	(102)	-
Net cash used by financing activities	(102)	-

NET INCREASE (DECREASE) IN CASH	(39,833)	(19,213)
CASH - BEGINNING OF THE PERIOD	270,471	416,379
CASH - END OF THE PERIOD	$ 230,638	$ 397,166

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-
Non cash transactions	-	-

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Notes to the Condensed Interim Financial Statements

September 30, 2015

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2015 audited financial statements. The results of operations for the period ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Form 10-K.

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2015, the Company has not recognized any revenues and has accumulated operating losses of approximately $(1,043,432) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

EnzymeBioSystems

Notes to the Condensed Interim Financial Statements

September 30, 2015

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

Revenue recognition

The Company applies the provisions of ASC 605, Revenue Recognition ("ASC 605"). ASC 605 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from June 26, 2009 (inception) to September 30, 2015, the Company has not recognized any revenues.

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

EnzymeBioSystems

Notes to the Condensed Interim Financial Statements

September 30, 2015

(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

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

NOTE 5 - STOCKHOLDERS' EQUITY

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

The shares of Series A Preferred Stock carry a voting weight equal to 10 shares of common stock per share of Series A Preferred Stock, are not redeemable, and cannot be converted into Common Shares unless it is approved by the Board of Directors and agreed upon by the Series A Preferred Shareholders. The shares of Series A Preferred stock have no dividend rights but have a liquidation preference for funds paid for the Series A Preferred Stock shares.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

Management wants to continue its research with Amooranin that will lead to the filing of an Investigational New Drug Application (“IND”) with the U. S. Food and Drug Administration. It is still too early to determine if this project has any potential value for the Company, and there are no assurances that the Company will ever be able to obtain an IND for this compound.

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

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

In 2012, the two officers of the Company, along with Anupam Bishayee, Ph.D. an outside third party, as inventors, filed International Patent Application PCT/US2012/071182 entitled "Amooranin Compounds and Analogs Thereof and Related Methods of Use." The Geneva Patent Office informed the investors that they published the aforementioned international application of 04 July 2013 under No. WO 2013/101719. On June 27, 2014, Patent Application 14/369,339 was filed with the U.S. Patent Office. The Pending Patent is entitled: "Amooranin Compounds and Analogs Thereof and Related Methods of Use." At this time, no patent has been issued.

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

Results of Operations for the three months ended September 30, 2015

During the three month period ended September 30, 2015, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ended September 30, 2015, we experienced a net loss of $(42,233) as compared to a net loss of $(48,274) for the same period last year. The net loss for the three months ended September 30, 2015 was attributable to $17,000 in officers' compensation, $11,080 in research expenses, $10,399 in unauthorized expenses and $3,754 in other general and administrative expenses.

Revenues

The Company has generated no revenues since its inception. As of September 30, 2015, the Company had an accumulated deficit of $(1,043,432). There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Going Concern

Our independent auditor included an explanatory paragraph in his report on the June 30, 2015 audited financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditor. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

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

Management hopes its research will identify an enzyme compound developed by the Company that will lead to the filing of an Investigational New Drug Application with the U. S. Food and Drug Administration. It is still too early to determine if this project has any potential value for the Company, and there are no assurances that the Company will ever be able to obtain an IND for this compound.

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

Expected purchase or sale of plant and significant equipment.

We have not purchased or sold any plant or significant equipment.

Significant changes in the number of employees.

As of September 30, 2015, we did not have any employees. We are dependent upon our three officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 195,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of September 30, 2015, the Company has 16,641,822 shares of common stock issued and outstanding and 2,500,000 of its Series A Preferred Shares issued and outstanding. As of September 30, 2015, the Company had cash and current assets of $230,638 and current liabilities of $11,570.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Interim Accounting Officer, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of September 30, 2015.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the quarter related to the preparation of management's report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process which consisted of the following:

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

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

EnzymeBioSystems Registrant

Date: December 3, 2015	/s/_ Gary Rojewski __________
Name: Gary Rojewski
Its: Principal Executive Officer
Date: December 3, 2015	/s/___John Dean Harper______
Name: John Dean Harper
Its: Interim Accounting Officer