Form 10-Q
period 2015-12-31
EnzymeBioSystems
filed 2016-04-01
CIK 1471968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2015

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

Yes [ ] No [X]

There were 16,641,822 shares of Common Stock outstanding as of March 31, 2016.

Table of Contents

EnzymeBioSystems

Index to Form 10-Q

For the Quarterly Period Ended December 31, 2015

Part I. Financial Information

Item 1. Financial Statements

EnzymeBioSystems

Condensed Interim Balance Sheets

(Unaudited)

	December 31, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	189,394	$ 270,471
Total current assets	189,394	270,471

TOTAL ASSETS	$ 189,394	$ 270,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 5,445	$ 2,000
Accrued expenses	8,218	7,068
Due to related party	-	102
Total current liabilities	13,663	9,170

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	2,500	2,500
authorized, 2,500,000 and 2,500,000 Series A shares issued and outstanding as of December 31, 2015 and
June 30, 2015 respectively

Common stock, $0.001 par value, 195,000,000 shares	16,642	16,642
authorized, 16,641,822 and 16,641,822 shares issued and outstanding as of December 31, 2015 and
June 30, 2015, respectively

Additional paid-in capital	1,243,358	1,243,358
Accumulated deficit	(1,086,769)	(1,001,199)
Total stockholders' equity	175,731	261,301
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 189,394	$ 270,471

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Condensed Interim Statements of Operations

(Unaudited)

	For the three months ended December 31, 2015	For the three months ended December 31, 2014	For the six months, ended December 31 2015	For the six months ended December 31, 2014
Revenue	$ -	$ -	$ -	$ -

Operating expenses:
Officers' compensation	18,000	15,000	35,000	27,000
Professional Fees	19,975	-	19,975	4,750
Investor Relations	-	10,618	-	40,618
Research & development	-	17,698	11,080	17,698
Unauthorized expenses	(79)	-	10,320	-
Other	5,441	10,343	9,195	11,867
Total operating expenses	43,337	53,659	85,570	101,933

Loss from operations	(42,233)	(53,659)	(85,570)	(101,933)

Net (Loss)	$ (42,233)	$ (53,659)	$ (85,570)	$ (101,933)

Weighted average number of common shares outstanding -
basic and diluted	16,641,822	16,641,793	16,641,822	16,641,793

Net loss per common share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Condensed Interim Statements of Cash Flows

(Unaudited)

	For the six months ended December 31, 2015	For the six months ended December 31, 2014

OPERATING ACTIVITIES
Net Loss	$ (85,570)	$ (101,933)
Adjustments to reconcile net loss to net cash
used by operating activities
Changes in operating assets and liabilities
Accounts payable	3,445	(5,814)
Accrued expenses	1,150	(3,700)
Prepaid expense	-	40,000

Cash (used) by operating activities	(80,975)	(71,447))

FINANCING ACTIVITIES

Due to related party	(102)	-
Net cash used by financing activities	(102)	-

NET INCREASE (DECREASE) IN CASH	(81,077)	(71,447)
CASH - BEGINNING OF THE PERIOD	270,471	416,379
CASH - END OF THE PERIOD	$ 189,394	$ 344,932

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-
Non cash transactions	-	-

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Notes to the Condensed Interim Financial Statements

December 31, 2015

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2015 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2015 audited financial statements. The results of operations for the period ended December 31, 2015 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2015, the Company has not recognized any revenues and has accumulated operating losses of approximately $(1,086,769) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

EnzymeBioSystems

Notes to the Condensed Interim Financial Statements

December 31, 2015

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

Revenue recognition

The Company applies the provisions of ASC 605, Revenue Recognition ("ASC 605"). ASC 605 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from June 26, 2009 (inception) to December 31, 2015, the Company has not recognized any revenues.

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

December 31, 2015

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

Results of Operations for the three months ended December 31, 2015

During the six month period ended December 31, 2015, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ended December 31, 2015, we experienced a net loss of $(42,233) as compared to a net loss of $(53,659) for the same period last year. The net loss for the three months ended December 31, 2015 was attributable to $18,000 in officer' compensation, $19,975 in professional fees, and $5,441 in other general and administrative expenses.

For the six months ended December 31, 2015, we experienced a net loss of $(85,570) as compared to a net loss of $(101,933) for the same period last year. The net loss for the six months ended December 31, 2015 was attributable to $35,000 in officer' compensation, $19,975 in professional fees, $11,080 in research and development, $10,320 in unauthorized expenses, and $9,195 in other general and administrative expenses.

Revenues

The Company has generated no revenues since its inception. As of December 31, 2015, the Company had an accumulated deficit of $(1,086,769). There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

As of December 31, 2015, we did not have any employees. We are dependent upon our three officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 195,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of December 31, 2015, the Company has 16,641,822 shares of common stock issued and outstanding and 2,500,000 of its Series A Preferred Shares issued and outstanding. As of December 31, 2015, the Company had cash and current assets of $189,394 and current liabilities of $13,663.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of December 31, 2015.

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

We expect to complete the following remediation during the remainder of 2016.

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

EnzymeBioSystems Registrant

Date: March 31, 2016	/s/_ Gary Rojewski __________
Name: Gary Rojewski
Its: Principal Executive Officer
Date: March 31, 2016	/s/___John Dean Harper______
Name: John Dean Harper
Its: Interim Accounting Officer