Form 10-Q
period 2016-03-31
EnzymeBioSystems
filed 2016-05-02
CIK 1471968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Yes [ ] No [X]

There were 16,641,822 shares of Common Stock outstanding as of April 29, 2016.

Table of Contents

EnzymeBioSystems

Index to Form 10-Q

For the Quarterly Period Ended March 31, 2016

Part I. Financial Information

Item 1. Financial Statements

EnzymeBioSystems

Condensed Interim Balance Sheets

(Unaudited)

	March 31, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	167,540	$ 270,471
Total current assets	167,540	270,471

TOTAL ASSETS	$ 167,540	$ 270,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 12,639	$ 2,000
Accrued expenses	8,218	7,068
Due to related party	-	102
Total current liabilities	20,857	9,170

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	2,500	2,500
authorized, 2,500,000 and 2,500,000 Series A shares issued and outstanding as of March 31, 2016 and
June 30, 2015 respectively

Common stock, $0.001 par value, 195,000,000 shares	16,642	16,642
authorized, 16,641,822 and 16,641,822 shares issued and outstanding as of March 31, 2016 and
June 30, 2015, respectively

Additional paid-in capital	1,243,358	1,243,358
Accumulated deficit	(1,115,817)	(1,001,199)
Total stockholders' equity	146,683	261,301
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 167,540	$ 270,471

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Condensed Interim Statements of Operations

(Unaudited)

	For the three months	For the three months	For the nine months	For the nine months
	ended	ended	ended	ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Revenue	$ -	$ -	$ -	$ -

Operating expenses:
Officers' compensation	18,000	15,000	53,000	42,000
Professional Fees	6,350	-	26,325	4,750
Investor Relations	-	1,195	-	41,813
Research and development	-		11,080	17,698
Unauthorized expenses		6,240	10,320	6,240
Other	4,698	13,145	13,893	25,011
Total operating expenses	29,048	35,580	114,618	137,512
Loss from operations	(29,048)	(35,580)	(114,618)	(137,512)
Net (Loss)	$ (29,048)	$ (35,580)	$ (114,618)	$ (137,512)

Weighted average number of common shares outstanding - basic and diluted	16,641,822	16,641,793	16,641,822	16,641,793
Net loss per common share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Condensed Interim Statements of Cash Flows

(Unaudited)

	For the nine months ended March 31, 2016	For the nine months ended March 31, 2015

OPERATING ACTIVITIES
Net Loss	$ (114,618)	$ (137,512)
Adjustments to reconcile net loss to net cash
used by operating activities
Changes in operating assets and liabilities
Accounts payable	10,639	(5,814)
Accrued expenses	1,150	(3,700)
Prepaid expense	-	40,000

Cash (used) by operating activities	(102,829)	(107,026))

FINANCING ACTIVITIES

Due to related party	(102)	-
Net cash used by financing activities	(102)	-

NET INCREASE (DECREASE) IN CASH	(102,931)	(107,026)
CASH - BEGINNING OF THE PERIOD	270,471	416,379
CASH - END OF THE PERIOD	$ 167,540	$ 309,353

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Notes to the Condensed Interim Financial Statements

March 31, 2016

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2015 audited financial statements. The results of operations for the periods ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2016, the Company has not recognized any revenues and has accumulated operating losses of $(1,115,817) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

EnzymeBioSystems

Notes to the Condensed Interim Financial Statements

March 31, 2016

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

Revenue recognition

The Company applies the provisions of ASC 605, Revenue Recognition ("ASC 605"). ASC 605 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is reasonably assured. For the period from June 26, 2009 (inception) to March 31, 2016, the Company has not recognized any revenues.

Recent accounting pronouncements

In June 2014, the FASB issued ASU 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation" ("ASU 2014-10"). ASU 2014-10 removes the financial reporting distinction between development stage entities and other reporting entities and eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development state. The Company was required to adopt this new standard on a retrospective basis for the year ending June 30, 2016, and interim periods therein; however, early application was permitted. The Company elected to adopt the new reporting standard for financial statements filed commencing with the 10-Q for the period ended December 31, 2014. Other than simplifying the presentation or the Company's financial statements and needed disclosures, the adoption of ASU 2014-10 has not affected the Company's financial statements.

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

EnzymeBioSystems

Notes to the Condensed Interim Financial Statements

March 31, 2016

(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

On September 21, 2015, the Company's then chief financial officer (appointed October 20, 2014) was dismissed for his alleged payment of unauthorized expenses totaling approximately $36,018 ($25,698 in the year ended June 30, 2015 and $10,320 in the three months ended September 30, 2015). To date, efforts to recover any of the $36,018 from the Company's former chief financial officer have not been successful.

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

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

In 2012, the two then officers of the Company, along with Anupam Bishayee, Ph.D. an outside third party, as inventors, filed International Patent Application PCT/US2012/071182 entitled "Amooranin Compounds and Analogs Thereof and Related Methods of Use." The Geneva Patent Office informed the inventors that they published the aforementioned international application of 04 July 2013 under No. WO 2013/101719. On June 27, 2014, Patent Application 14/369,339 was filed with the U.S. Patent Office. The Pending Patent is entitled: "Amooranin Compounds and Analogs Thereof and Related Methods of Use." At this time, no patent has been issued.

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

Results of Operations for the three months and nine months ended March 31, 2016

During the nine month period ended March 31, 2016, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ended March 31, 2016, we experienced a net loss of $(29,048) as compared to a net loss of $(35,580) for the same period last year. The net loss for the three months ended March 31, 2016 was attributable to $18,000 in officer' compensation, $6,350 in professional fees, and $4,698 in other general and administrative expenses.

For the nine months ended March 31, 2016, we experienced a net loss of $(114,618) as compared to a net loss of $(137,512) for the same period last year. The net loss for the nine months ended March 31, 2016 was attributable to $53,000 in officer' compensation, $26,325 in professional fees, $11,080 in research and development, $10,320 in unauthorized expenses, and $13,893 in other general and administrative expenses.

Revenues

The Company has generated no revenues since its inception. As of March 31, 2016, the Company had an accumulated deficit of $(1,115,817). There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

Plan of Operation

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management believes developmental costs will most likely exceed its cash reserves for the coming year. Management is evaluating an enzyme compound, specifically a synthetic Amooranin which it believes has a specific therapeutic value in fighting tumors. Therefore, management will be required to seek outside funding of at least $500,000.

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

Management hopes its research will identify an enzyme compound developed by the Company that will lead to the filing of an Investigational New Drug ("IND") Application with the U. S. Food and Drug Administration. It is still too early to determine if this project has any potential value for the Company, and there are no assurances that the Company will ever be able to obtain an IND for this compound.

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

As of March 31, 2016, we did not have any employees. We are dependent upon our three officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 195,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of March 31, 2016, the Company has 16,641,822 shares of common stock issued and outstanding and 2,500,000 of its Series A Preferred Shares issued and outstanding. As of March 31, 2016, the Company had cash and current assets of $167,540 and current liabilities of $20,857.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of March 31, 2016.

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

The Company filed a lawsuit against its former Chief Financial Officer in Clark County District Court, Nevada (ENZYMEBIOSYSTEMS, Inc. v. Edward C. Zimmerman, III, Case No.: A-15-727138-C) to recover the funds wrongly taken. Zimmerman filed a counter-claim that is in our opinion without merit and will not materially affect us.

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

EnzymeBioSystems Registrant

Date: April 29, 2016	/s/_ Gary Rojewski __________
Name: Gary Rojewski
Its: Principal Executive Officer
Date: April 29, 2016	/s/___John Dean Harper______
Name: John Dean Harper
Its: Interim Accounting Officer