Form 10-K
period 2016-06-30
EnzymeBioSystems
filed 2016-09-20
CIK 1471968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ] Not Applicable

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	[ ]	Accelerated filer [ ]
Non-accelerated filer	[ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates amounted to $1,528,908 on December 31, 2015.

There were 16,641,822 shares of Common Stock outstanding as of September 20, 2016.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. When used in this Quarterly Report on Form 10-K, the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

In this Form 10-K references to "EnzymeBioSystems", "the Company", "we", "us", and "our" refer to EnzymeBioSystems.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at EnzymeBioSystems, 8440 W. Lake Mead, Suite 214, Las Vegas, NV 89128.

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

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

We do not have any trademarks, patents, or other intellectual property. In 2012, the two founders of the Company, along with a third party, as inventors, filed Patent Application # 14/369339 entitled "Amooranin Compounds and Analogs Thereof and Related Methods of Use." The U.S. Patent Office informed us that they published the aforementioned pending Patent on December 4, 2014 (Publication No. 2014-0357711A1). The Company is currently working with its patent attorney to obtain a patent for this invention.

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

Research and Development Activities and Costs

Research and development expenses related to our specialty enzyme business include costs related to ongoing bioprocess development and manufacturing process yield improvements. For the fiscal year ending June 30, 2016, the Company spent $11,080 in product research and development.

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

Employees

The Company currently has: three officers and one director. These individuals perform all of the job functions for the Company. The Company has no intention at this time to add employees until it can become a profitable entity. The Company from time to time may retain independent consultants in connection with its operations.

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

2. As we have HAD minimal revenues since our inception, there is no assurance that we will be able to continue as a going concern.

Our financial statements included with this Annual Report for the year ended June 30, 2016, have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended June 30, 2016. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditors have raised a substantial doubt about our ability to continue as a going concern, this typically results in greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our future enzyme products. We plan to seek additional funds through private placements of our common stock. You may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. If we are not able to achieve revenues or find financing, then we likely will be forced to cease operations and investors will likely lose their entire investment.

 3. WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

We have prepared audited financial statements for the year end for June 30, 2016, which show we have cash and cash equivalents of $137,192. Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation. Management believes, for the next twelve months, it has sufficient funds available to implement its business, on a limited basis.

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

To be successful, we must keep pace with rapid changes in enzyme research and technology, changing customer requirements, new innovations by competitors and evolving industry standards, any of which could render our existing products obsolete if we fail to respond in a timely manner. For example, if new enzyme applications are introduced by our competitors not part of our technology, or if effective new sources of enzymes are discovered, our future products and technology could become less competitive or obsolete. If competitors develop innovative applications and technology that is superior to ours or if we fail to accurately anticipate market trends and respond on a timely basis with our own innovations, our potential competitive position may be harmed and we may not achieve sufficient growth in our revenues to attain, or sustain, profitability.

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

Our executive officers, who have chemical engineering education and a pharmaceutical background, have no experience in operating a specialty enzyme Company. Their work history includes working for an antibiotic laboratory and working as a production engineer. They have no experience in independently developing, manufacturing, marketing, selling, and distributing commercial specialty enzyme products. Due to their lack of experience, our executive officers may make wrong decisions and choices regarding selection of products to pursue on behalf of the Company. Consequently, our Company may suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations, which will result in the loss of your investment.

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

18. BERKELEY CLINIC, LC controls 63.6% OF THE TOTAL VOTING POWER OF OUR CAPITAL that will allow them to control the Company.

As of September 20, 2016, Berkeley Clinic, LC ("Berkeley") controls approximately 63.6% of the total voting power of our outstanding capital stock. As a result, Berkeley will have the ability to control substantially all matters submitted to our stockholders for approval including:

a)      election of our board of directors;

b)      removal of any of our directors;

c)      amendment of our Articles of Incorporation or bylaws; and

d)      adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of its ownership of all of the 2,500,000 outstanding shares of Series A Preferrd Stock, Berkeley has the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our officers, directors and 5% stockholders could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the Company may decrease. Berkeley's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

If one or more of our officers or directors began working for another biomedical company it could take away from the time they currently spend working on our business affairs and could create a potential conflict of interest. We do not have any employment agreements with any of our officers, which means they are not obligated to continue to work for the Company and can resign their positions whenever they are inclined to do so.

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

Although our Board of Directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our existing stockholders in connection with any future issuance of our common stock, the future issuance of additional shares of our common stock would cause immediate, and potentially substantial, dilution to the net tangible book value of those shares of common stock that are issued and outstanding immediately prior to such transaction. Any future decrease in the net tangible book value of our issued and outstanding shares could have a material effect on the market value of the shares.

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

As of June 30, 2016 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

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

24. LOW-PRICED STOCKS MAY AFFECT THE RESELL OF OUR SHARES.

Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Since the Company's common stock has a trading price of less than $5.00 per share and is not traded on any exchange,it is subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

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

In November 2015, the Company filed a complaint titled EnzymeBioSystems v. Edward C. Zimmerman, III, Case No. A-15-727138-CV, Department, filed in the District Court of the State of Nevada for Clark County. EnzymeBioSystems, the plaintiff in this matter, brings an action against Edward C. Zimmerman III, the defendant, for reimbursement of $38,567.95 in unauthorized expenditures. While considerable uncertainty exists, it is difficult to ascertain the outcome of any litigation.

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

EnzymeBioSystems Common Stock, $0.001 par value, was cleared for quotation on the OTC-Bulletin Board on November 4, 2010, under the symbol: ENZB. The range of high and low closing trading price information for each quarter in the past two years is set forth below. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission.

Year ended June 30, 2016	High	Low
First Quarter	$2.39	$0.20
Second Quarter	$0.40	$0.15
Third Quarter	$0.15	$0.06
Fourth Quarter	$0.10	$0.02

Year ended June 30, 2015	High	Low
First Quarter	$2.10	$1.14
Second Quarter	$2.60	$1.60
Third Quarter	$3.88	$1.60
Fourth Quarter	$1.60	$0.51

*All numbers have been adjusted for a 1-for-2 reverse split that took place on June 18, 2015.

(b) Holders of Common Stock

As of September 20, 2016, the Company has a total of 16,641,822 common shares issued and outstanding held by approximately one hundred (100) shareholders.

(c) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be at the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plan in place.

(e) Recent Sales of Unregistered Securities

The Company did not sell any stock during the fiscal year ended June 30, 2016.

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

(g) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended June 30, 2016 or June 30, 2015.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

EnzymeBioSystems plans to contract manufacturer and market specialty enzymes and enzyme related products.

Results of Operations for the year ended June 30, 2016

We generated no revenues since our inception on June 26, 2009 through June 30, 2016. We do not anticipate earning any significant revenues until such time as we can produce and market specialty enzyme products. We are presently in the development stage of our business and we can provide no assurance that we will be successful in finding a market for our specialty enzyme products.

Since our inception on June 26, 2009 through June 30, 2016, we experienced a net loss of $(1,126,558). For the year ended June 30, 2016, we had an operating loss of $(125,359) as compared to a loss of $(178,304) for the same period last year. Our loss for the year ended June 30, 2016 was primarily attributable to officer compensation of $71,000, legal fees of $6,300, research and development of $11,080, and auditing and review fees of $22,500.

Revenues

We generated no revenues for the period from June 26, 2009 (inception) through June 30, 2016. We do not anticipate generating any significant revenues until we can develop a market for our specialty enzymes.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2016 reflects current assets of $140,042 and current liabilities of $4,100.

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

For the fiscal year ending June 30, 2016, the Company spent $11,080 in product research and development. As the Company moves forward, management expects to spend a significant amount of monies on animal studies and the research required to obtain an IND from the Food and Drug Administration.

Expected purchase or sale of property and significant equipment

We do not anticipate the purchase or sale of any property or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of June 30, 2016, we did not have any employees. We are dependent upon our officers and director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

June 30, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EnzymeBioSystems

I have audited the accompanying balance sheets of EnzymeBioSystems (the “Company”) as of June 30, 2016 and 2015 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnzymeBioSystems as of June 30, 2016 and 2015 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Michael T. Studer CPA P.C.

Freeport, New York

September 20, 2016

EnzymeBioSystems

Balance Sheets

	June 30, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$ 140,042	$ 270,471
Prepaid expense	-	-
Total current assets	140,042	270,471

TOTAL ASSETS	$ 140,042	$ 270,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 100	$ 2,000
Accrued expenses	4,000	7,068
Due to related party	-	102
Total current liabilities	4,100	9,170

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, 2,500,000 and 2,500,000 shares issued and outstanding as of June 30, 2016 and 2015,
respectively	2,500	2,500

Common stock, $0.001 par value, 195,000,000 shares
authorized, 16,641,822 and 16,641,822 shares issued and outstanding as of June 30, 2016 and 2015,
respectively	16,642	16,642

Additional paid-in capital	1,243,358	1,243,358
Accumulated deficit	(1,126,558)	(1,001,199)
Total stockholders' equity	135,942	261,301
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 140,042	$ 270,471

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Statements of Operations

	For the year ended June 30, 2016	For the year ended June 30, 2015

Revenue	$ -	$ -

Operating expenses:
Officers' compensation	71,000	55,000
Investor relations	-	42,413
Research and development	11,080	17,698
Unauthorized expenses	10,320	25,698
Other	32,959	37,585
Total operating expenses	125,359	178,394

Loss from operations	(125,359)	(178,394)

Net (Loss)	$ (125,359)	$ (178,394)
Weighted average number of common shares outstanding - basic and diluted	16,641,822	16,641,822

Net loss per common share - basic and diluted	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Statements of Stockholders’ Equity (A)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Total

Balance, June 30, 2014	2,500,000	$ 2,500	10,250,000	$10,250	5,500,000	$ 5,500	$ 264,250	$ 980,000	$ (822,805)	$ 439,695
Issuance of common stock pursuant to stock subscriptions collected in year ended June 30, 2014			6,391,796	6,392			973,608	(980,000)
Cancellation of Treasury Stock					(5,500,000)	(5,500)	5,500
Issuance of common stock due to rounding related to the June 18, 2015 1-for-2 reverse stock split			26
Net (loss) for the year									(178,394)	(178,394)

Balance, June 30, 2015	2,500,000	2,500	16,641,822	16,642	-	-	1,243,358	-	(1,001,199)	261,301
Net (loss) for the year									(125,359)	(125,359)

Balance, June 30, 2016	2,500,000	$ 2,500	16,641,822	$16,642	-	$ -	$1,243,358	-	$(1,126,558)	$ 135,942

(A) As retroactively adjusted to reflect the June 18, 2015 reverse stock split (see Note 1).

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Statements of Cash Flows

	For the year ended June 30, 2016	For the year ended June 30, 2015

OPERATING ACTIVITIES
Net Loss	$ (125,359)	$ (178,394)
Adjustment to reconcile net loss to net cash
used by operating activities
Changes in operating assets and liabilities
Accounts Payable	(1,900)	(3,814)
Accrued expenses	(3,068)	(3,700)
Prepaid expense		40,000
Due to Related Party	(102)

Cash (used) by operating activities	(130,429)	(145,908)

FINANCING ACTIVITIES

Proceeds from subscriptions to common stock payable	-	-
Due to related party	-	-
Net cash provided by financing activities	-	-

NET INCREASE (DECREASE) IN CASH	(130,429)	(145,908)
CASH - BEGINNING OF THE PERIOD	270,471	416,379
CASH - END OF THE PERIOD	140,042	$ 270,471

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Notes to Financial Statements

June 30, 2016 and 2015

NOTE 1 - GENERAL ORGANIZATION AND BUSINESS

EnzymeBioSystems (the "Company") was incorporated under the laws of the state of Nevada on June 26, 2009. The Company was organized to conduct any lawful business. The Company contract manufactures specialty enzymes and enzyme related products. To date, the Company has had no revenues.

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

Research and development costs

Research and development costs are expensed as incurred. The amounts of costs expensed for the years ended June 30, 2016 and 2015 were $11,080 and $17,698, respectively.

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

June 30, 2016 and 2015

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

Revenue recognition

The Company applies the provisions of ASC 605, Revenue Recognition ("ASC 605"). ASC 605 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company will recognize revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from June 26, 2009 (inception) to June 30, 2016, the Company has not recognized any revenues.

Recent accounting pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company's financial position and results of operations from adoption of these standards is not expected to be material.

EnzymeBioSystems

Notes to Financial Statements

June 30, 2016 and 2015

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses of $(1,126,558) for the period from June 26, 2009 (inception) to June 30, 2016. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

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

June 30, 2016 and 2015

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

On May 2, 2014, the Company entered into a Purchase Agreement with Berkeley Clinic, LC ("Berkeley") whereby it purchased Berkeley's ownership rights, title and interest in all patents and technology developed by EnzymeBioSystems (which rights were acquired by Berkeley on January 28, 2011) and whereby it purchased 5,500,000 unregistered restricted shares of common stock owned by Berkeley in exchange for issuing 2,000,000 Series A Preferred shares and cash of $438,000 to Berkeley. The $438,000 cash paid to Berkeley has been included in operating expenses in the Statement of Operations for the year ended June 30, 2014. The 5,500,000 shares were returned to the Company and cancelled in the year ended June 30, 2015.

EnzymeBioSystems

Notes to Financial Statements

June 30, 2016 and 2015

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

June 30, 2016 and 2015

NOTE 5 - RELATED PARTY TRANSACTIONS

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

June 30, 2016 and 2015

NOTE 6 - PROVISION FOR INCOME TAXES - Continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate	(35.0%)
Increase in valuation allowance	35.0%
Provision for income taxes	- %

Deferred tax assets as of June 30, 2016 and June 30, 2015, are calculated as follows:

	2016	2015
Deferred tax assets:
Net operating loss carry forward	$394,295	$350,420
Less: valuation allowance	(394,295)	(350,420)
Net deferred tax assets	$ -	$ -

During the year ended June 30, 2016, the Company recorded an increase in the valuation allowance of $43,875, as compared to $62,438 for the previous year, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during the year ended June 30, 2016.

The net operating loss carryforward of approximately $1,126,558 at June 30, 2016 expires commencing in year 2029.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

(a) Resignation of Seale & Beers, CPAs

On October 9, 2015, EnzymeBioSystems (the “Company”) was notified by its independent registered public accounting firm, Seale & Beers, CPAs (“Seale & Beers”), that it was resigning its engagement as the Company’s independent registered public accounting firm.

The audit reports of Seale & Beers on the financial statements for the fiscal years ended June 30, 2014 and 2013 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report of Seale & Beers, dated October 9, 2014 on the consolidated financial statements of the Company as of and for the fiscal years ended June 30, 2014 and 2013 noted that the Company’s history of no revenues, recurring losses and recurring negative cash flow from operating activities and an accumulated deficit, raise substantial doubt about the Company’s ability to continue as a going concern.

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

(b) Engagement of Michael T. Studer CPA P.C.

On October 9, 2015 (the "Engagement Date"), the Registrant's Board of Directors approved the appointment of and engaged Michael T. Studer CPA P.C., 111 West Sunrise Highway, 2nd Floor East, Freeport, NY 11520, as the Registrant's independent registered public accounting firm. During the Registrant's fiscal years ended June 30, 2014 and 2013, the subsequent interim periods thereto, and through the Engagement Date, neither the Registrant nor anyone on its behalf consulted the Current Accountants regarding either (1) the application of accounting principles to a specified transaction regarding the Company, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (2) any matter regarding the Company that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of June 30, 2016.

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

Name	Age	Position & Offices Held

Gary Rojewski	63	Chief Executive Officer and Director

John Dean Harper	54	Corporate Secretary, Interim Accounting Officer

Ashot Martirosyan	64	Chief Scientific Officer

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

University of Findlay

Findlay, OH

B.A. Communications

John Dean Harper, Esq., Corporate Secretary and Interim Accounting Officer

Mr. John Dean Harper, Esq., is a practicing attorney in Las Vegas, NV. He was appointed as Corporate Secretary and Interim Accounting Officer because of his years of experience as general counsel for the Las Vegas Police Protective Association. Management believes he can bring stability to the finances of the Company and he can conduct a forensic investigation to determine any wrongdoing.

Mr. Harper currently has a private law practice focusing primarily on corporate law, labor/employment and litigation.

Work Experience:

Dates Name of Organization Job Title

2015-Present Sitescapes LLC, President

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

Ashot Martirosyan, Chief Scientific Officer

Mr. Martirosyan was the head of the "Anti-Biotics and Enzyme Inhibitors Laboratory" of "Institute of Organic Chemistry" in Yerevan, Armenia until November 2008. He moved to USA November 2008 and started preparing his research results and scientific materials for publications.

Mar. 2009 –Present

Officer of EnzymeBioSystems.

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

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our company at any time during the years ended June 30, 2016, 2015, and 2014 regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during the fiscal years ended June 30, 2016, 2015 and 2014. The foregoing persons are collectively referred to herein as the "Named Executive Officers."

EnzymeBioSystems Summary Compensation Table

		Year				Other Compen-
	Principal	Ended	Salary	Bonus	Awards	sation	Total
Name	Position	June 30,	($)	($)	($)	($)	($)

Gary Rojewski	CEO	2016	48,000	0	*	857**	48,857
Appointed: 06/02/2014	Director	2015	48,000	0	*	1,150**	49,150
		2014	4,000	0	*	0	4,000

John Dean Harper	Secretary/Interim	2016	20,000	0	0	0	20,000
Appointed: 09/21/2015	Accounting Officer	2015	0	0	0	0	0
		2014	0	0	0	0	0

Edward Zimmerman III	Former Chief	2016	3,000	0	0	10,320***	13,320
Appointed: 10/20/2014	Financial Officer	2015	7,000	0	0	25,698***	32,698
Terminated: 09/21/2015		2014	0	0	0	0	0

Ashot Martirosyan	Chief Scientific	2016	0	0	0	0	0
Appointed	Officer	2015	0	0	0	0	0
6/26/2009		2014	0	0	0	0	0

* Mr. Rojewski is entitled to receive 2,000,000 common shares as part of his compensation package. The shares have vested and are expected to be issued in the future.

** Authorized Officer Expenses

*** Unauthorized expenses.

We do not maintain key-man life insurance for our executive officers/directors. We do not have any long-term compensation plans, stock option plans or employment agreements with our executive officers/directors.

Stock Option Grants

We did not grant any stock options to executive officers or directors from inception through fiscal year ended June 30, 2016.

Outstanding Equity Awards at 2016 Fiscal Year-End

We did not issue any outstanding equity awards in the fiscal year ended June 30, 2016 or June 30, 2015. However, Mr. Rojewski, our Chief Executive Officer is entitled to receive 2,000,000 common shares as part of his compensation package. The shares have vested and are expected to be issued in the near future.

Option Exercises for Fiscal 2015

There were no options exercised by our named executive officers in fiscal 2016 or 2015.

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

Director Compensation

Our directors were not paid any director fees during the fiscal year ended June 30, 2016 or June 30, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on September 20, 2016 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officers and directors.

Beneficial ownership is determined in accordance with the rules of the U. S. Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60-days after September 20, 2016 pursuant to options, warrants, conversion privileges or other right.

The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the U. S. Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of EnzymeBioSystems' common stock.

We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Shares Beneficially Owned						% of Total Voting Power(1)
	Common		Voting Preferred
Name of Beneficial Owner	Shares	%	Shares		%
Named Executive Officers and Directors:
Gary Rojewski(2) Director/CEO	2,000,000	(2)		-		-	-

John Dean Harper, Corporate Secretary and Interim Accounting Officer	-	0%		-		-	-

Ashot Martirosyan(3), Chief Scientific Officer	1,500,000	9.0%		-			3.6%

All executive officers and directors as a group (3 persons))	1,500,000	9.0%		-			3.6%

Other 5% Stockholders

Quattro Associates, Inc. (4)	3,449,099		20.7%		-		8.3%

Berkeley Clinic LC(5)	1,500,000		9.0%	2,500,000 100%			63.6%

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

2) Gary Rojewski is entitled to receive 2,000,000 common shares as part of his compensation package; however, the shares have yet to be issued at this time. Once issued, there will be 18,641,822 shares issued and outstanding.

3) Ashot Martirosyan, 16773 W Park Drive, Chagrin Falls, Ohio, 44023.

4) Quattro Associates, Inc., Hunkins Waterfront Plaza, Suite 556, Main Street, Charlestown, Nevis. Lindsay Oliver is the beneficial owner who has the ultimate voting control over the shares held by this entity.

5) Berkeley Clinic, LC, an Arizona Limited Liability Company, POB 2742, Scottsdale, AZ 85252. T. J. Jesky is the managing member and beneficial owner who has the ultimate voting control over the shares held by this entity.

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

Item 14. Principal Accountant Fees and Services.

Seale and Beers, CPAs served as our principal independent public accountant for the reviews of our financial statements contained in our Forms 10-Q for the quarterly periods ended September 30, 2014, December 31,2014 and March 31, 2015. Michael T. Studer CPA P.C. served as our independent public accountant for the audits of our financial statements contained in our Forms 10-K for the annual periods ended June 30, 2015 and 2016 and the reviews of our financial statements contained in our Forms 10-Q for the quarterly periods ended September 30, 2015, December 31, 2015 and March 31, 2016. Aggregate fees billed to us for the years ended June 30, 2016 and 2015 for audit fees were as follows:

	For Year Ended June 30,	For the Year Ended June 30,
	2016	2015
1) Audit Fees (1)	$22,500	$15,000
2) Audit-Related Fees	0	0
3) Tax Fees	0	0
4) All Other Fees	0	0

(1) Audit Fees include fees billed and expected to be billed for services performed in connection with the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Forms 10-Q filed with the Securities and Exchange Commission.

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our director then makes a determination to approve or disapprove the engagement of the auditor for the proposed services. In the fiscal year ended June 30, 2016, all fees paid to our auditor were unanimously pre-approved in accordance with this policy.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) Financial Statement Schedules

None.

(c) Exhibit Index

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation	S-1	3.1	09/28/2009
3.2	By-laws as currently in effect	S-1	3.2	09/28/2009
3.3	Amended Articles of Incorporation	8-K	3.3	02/01/2011
10.1	Agreement between EnzymeBioSystems and Northeastern Ohio Universities College of Medicine, dated July 9, 2010	10-K	6/30/10	10.1	10/13/2010
10.2	Exclusive Technology License and Patents Agreement between Berkeley Clinic LC, dated January 28, 2011	8-K	10.2	02/01/2011
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EnzymeBioSystems Registrant

Date: September 20, 2016	/s/ Gary Rojewski
Name: Gary Rojewski
Title: Chief Executive Officer Principal Executive Officer

Date: September 20, 2016	/s/ John Dean Harper
Name: John Dean Harper
Title: Interim Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Gary Rojewski (Gary Rojewski)	Chief Executive Officer Principal Executive Officer	September 20, 2016

/s/ John Dean Harper (John Dean Harper)	Corporate Secretary and Interim Chief Accounting Officer	September 20, 2016