Form 10-Q
period 2016-09-30
EnzymeBioSystems
filed 2016-11-22
CIK 1471968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Yes [ ] No [X]

There were 16,641,822 shares of Common Stock outstanding as of November 21, 2016.

Table of Contents

EnzymeBioSystems

Index to Form 10-Q

For the Quarterly Period Ended September 30, 2016

Part I. Financial Information

Item 1. Financial Statements

EnzymeBioSystems

Condensed Interim Balance Sheets

(Unaudited)

	September 30, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	112,540	$ 140,042
Total current assets	112,540	140,042

TOTAL ASSETS	$ 112,540	$ 140,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 100	$ 100
Accrued expenses	4,000	4,000
Total current liabilities	4,100	4,100

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	2,500	2,500
authorized, 2,500,000 and 2,500,000 issued and
outstanding as of 9/30/16 and 6/30/16,
respectively
Common stock, $0.001 par value, 195,000,000 shares	16,642	16,642
authorized, 16,641,822 and 16,641,822 issued and
outstanding as of 9/30/16 and 6/30/16,
respectively
Additional paid-in capital	1,243,358	1,243,358
Accumulated deficit	(1,154,060)	(1,126,558)
Total stockholders' equity	108,440	135,942
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 112,540	$ 140,042

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Condensed Interim Statements of Operations

(Unaudited)

	For the three months ended Sept 30, 2016	For the three months ended Sept 30, 2015

Revenue	$ -	$ -

Operating expenses:
Officers' compensation	18,000	17,000
Professional Fees	7,500	-
Investor relations	-	-
Research and development	-	11,080
Unauthorized expenses	-	10,399
Other	2,002	3,754
Total operating expenses	27,502	42,233

Loss from operations	(27,502)	(42,233)

Net (Loss)	$ (20,699)	$ (42,233)

Weighted average number of common shares outstanding - basic and diluted	16,641,822	16,641,822

Net loss per common share - basic and diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Condensed Interim Statements of Cash Flows

(Unaudited)

	For the three months ended September 30, 2016	For the three months ended September 30, 2015

OPERATING ACTIVITIES
Net Loss	$ (27,502)	$ (42,233)
Changes in operating assets and liabilities
Accounts payable	-	1,350
Accrued expenses	-	1,152)

Cash (used) by operating activities	(27,502)	(39,731))

FINANCING ACTIVITIES

Due to related party	-	(102)
Net cash used, in financing activities	-	(102)

NET INCREASE (DECREASE) IN CASH	(27,502)	(39,833)
CASH - BEGINNING OF THE PERIOD	140,042	270,471
CASH - END OF THE PERIOD	$ 112,540	$ 230,638

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-
Non cash transactions	-	-

EnzymeBioSystems

Notes to the Condensed Interim Financial Statements

September 30, 2016

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2016 audited financial statements. The results of operations for the period ended September 30, 2016 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2016, the Company has not recognized any revenues and has accumulated operating losses of approximately $(1,154,060) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

EnzymeBioSystems

Notes to the Condensed Interim Financial Statements

September 30, 2016

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

Revenue recognition

The Company applies the provisions of ASC 605, Revenue Recognition ("ASC 605"). ASC 605 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from June 26, 2009 (inception) to September 30, 2016, the Company has not recognized any revenues.

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

EnzymeBioSystems

Notes to the Condensed Interim Financial Statements

September 30, 2016

(Unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

On September 21, 2015, the Company's then chief financial officer (appointed October 20, 2014) was dismissed for his alleged payment of unauthorized expenses totaling approximately $36,018 ($25,698 in the year ended June 30, 2015 and $10,320 in the six months ended December 31, 2015). To date, efforts to recover any of the $36,018 from the Company's former chief financial officer have not been successful.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

Results of Operations for the three months ended September 30, 2016

During the three month period ended September 30, 2016, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ending September 30, 2016, we experienced a net loss of $(27,502) as compared to a net loss of $(42,233) for the same period last year. The net loss for the three months ending September 30, 2016 was attributed to $18,000 in officers' compensation, $7,500 in audit fees, and $2,699 in other general and administrative expense.

Revenues

The Company has generated no revenues since its inception. As of September 30, 2016, the Company had an accumulated deficit of $(1,154,060). There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Going Concern

Our independent auditors included an explanatory paragraph in their report on the June 30, 2016 audited financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

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

As of September 30, 2016, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 195,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of September 30, 2016, the Company has 16,641,822 shares of common stock issued and outstanding and 2,500,000 of its Series A Preferred Shares issued and outstanding. As of September 30, 2016, the Company had current assets of $112,540 and current liabilities of $4,100.

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

In November 2015, the Company filed a complaint titled EnzymeBioSystems v. Edward C. Zimmerman III, Case No. A-15-727138-CV, filed in the District Court of the State of Nevada for the Clark County. EnzymeBioSystems, the plaintiff in this matter, brings an action against Edward C. Zimmerman III, the defendant, for reimbursement of $38,567.95 in unauthorized expenditures. While considerable uncertainly exists, it is difficult to ascertain the outcome of any litigation.

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2016 and the discussion in Item 1, above, under " Liquidity and Capital Resources."

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

EnzymeBioSystems Registrant

Date: November 21, 2016	/s/_ Gary Rojewski ____________
Name: Gary Rojewski
Its: Principal Executive Officer
Date: November 21, 2016	/s/_ John Dean Harper ________
Name: John Dean Harper
Its: Interim Chief Accounting Officer