Form 10-Q
period 2016-12-31
EnzymeBioSystems
filed 2017-02-14
CIK 1471968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2016

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

Yes [ ] No [X]

There were 16,641,822 shares of Common Stock outstanding as of February 14, 2017.

Table of Contents

EnzymeBioSystems

Index to Form 10-Q

For the Quarterly Period Ended December 31, 2016

Part I. Financial Information

Item 1. Financial Statements

EnzymeBioSystems

Condensed Interim Balance Sheets

(Unaudited)

	December 31, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$ 77,630	$ 140,042
Prepaid expenses	6,028	-
Total current assets	83,658	140,042

TOTAL ASSETS	$ 83,658	$ 140,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 300	$ 100
Accrued expenses	4,000	4,000
Total current liabilities	4,300	4,100

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	2,500	2,500
authorized, 2,500,000 and 2,500,000 shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively
Common stock, $0.001 par value, 195,000,000 shares	16,642	16,642
authorized, 16,641,822 and 16,641,822 shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively
Additional paid-in capital	1,243,358	1,243,358
Accumulated deficit	(1,183,142)	(1,126,558)
Total stockholders' equity	79,358	135,942
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 83,658	$ 140,042

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Condensed Interim Statements of Operations

(Unaudited)

	For the three months ended December 31, 2016	For the three months ended December 31, 2015	For the six months, ended December 31, 2016	For the six months ended December 31, 2015
Revenue	$ -	$ -	$ -	$ -

Operating expenses:
Officers' compensation	18,000	18,000	36,000	35,000
Professional Fees	10,000	19,975	17,500	19,975
Research & development		-		11,080
Unauthorized expenses	-	(79)		10,320
Other	1,082	5,411	3,084	9,195
Total operating expenses	29,082	43,337	56,584	85,570

Loss from operations	(29,082)	(42,233)	(56,584)	(85,570)

Net (Loss)	$ (29,082)	$ (42,233)	$ (56,584)	$ (85,570)

Weighted average number of common shares outstanding -
basic and diluted	16,641,822	16,641,822	16,641,822	16,641,822

Net loss per common share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Condensed Interim Statements of Cash Flows

(Unaudited)

	For the six months ended December 31, 2016	For the six months ended September 30, 2015

OPERATING ACTIVITIES
Net Loss	$ (56,584)	$ (85,570)
Changes in operating assets and liabilities
Prepaid expenses	(6,028)	-
Accounts payable	200	3,445
Accrued expenses	-	1,150

Cash (used) by operating activities	(62,412)	(80,975)

FINANCING ACTIVITIES

Due to related party	-	(102)
Net cash used, in financing activities	-	(102)

NET INCREASE (DECREASE) IN CASH	(62,412)	(81,077)
CASH - BEGINNING OF THE PERIOD	140,042	270,471
CASH - END OF THE PERIOD	$ 77,630	$ 189,394

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-
Non cash transactions	-	-

EnzymeBioSystems

Notes to the Condensed Interim Financial Statements

December 31, 2016

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2016 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2016 audited financial statements. The results of operations for the period ended December 31, 2016 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2016, the Company has not recognized any revenues and has accumulated operating losses of approximately $(1,183,142) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

EnzymeBioSystems

Notes to the Condensed Interim Financial Statements

December 31, 2016

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

Revenue recognition

The Company applies the provisions of ASC 605, Revenue Recognition ("ASC 605"). ASC 605 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from June 26, 2009 (inception) to December 31, 2016, the Company has not recognized any revenues.

Recent accounting pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company's financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 4 - RELATED PARTY TRANSACTIONS

On September 21, 2015, the Company's then chief financial officer (appointed October 20, 2014) was dismissed for his alleged payment of unauthorized expenses totaling approximately $36,018 ($25,698 in the year ended June 30, 2015 and $10,320 in the six months ended December 31, 2015). The Company’s officers filed a criminal complaint and on January 26, 2017, the Company's then chief financial officer entered into a Guilty Plea Agreement, in Nevada District Court, Case Number C-16-319713-1, using an Alford plea to attempted theft. He was ordered to pay restitution to the Company of $25,000 over the next three years.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

EnzymeBioSystems

Notes to the Condensed Interim Financial Statements

December 31, 2016

(Unaudited)

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

NOTE 6 - SUBSEQUENT EVENT

On January 10, 2017, the Company formed a subsidiary, Shareholder Acquisition Corp., a Nevada Corporation. On January 17, 2017, the Company filed a Form 8-K with the SEC that announced that the Company plans to spin-off Shareholder Acquisition Corp., its wholly owned subsidiary, as a dividend to its shareholders. Once the dividend spin-off takes place, Shareholder Acquisition Corp. will no longer be owned nor managed by EnzymeBioSystems. All shareholders of EnzymeBioSystem on January 30, 2017 will be issued a pro-rata stock dividend of Shareholder Acquisition Corp. based upon their ownership in EnzymeBioSystems. This dividend will apply to both common and preferred shareholders.

Each common and preferred shareholder will receive one (1) share, par value $0.001, of Shareholder Acquisition Corp. common or preferred stock for each eight hundred (800) shares of EnzymeBioSystems common and preferred stock currently owned. Any fractional share(s) will be rounded to the nearest whole share.

EnzymeBioSystems has made arrangements with Her Imports, formerly known as EZJR, Inc., a Nevada corporation, to acquire Shareholder Acquisition Corp. for $25,000 following the dividend spin-off. Once acquired as a wholly owned subsidiary of Her Imports, common shares of Her Imports will be exchanged for shares of Shareholder Acquisition Corp., on a pro-rata basis. After the exchange takes place, the subsidiary will be collapsed into Her Imports. In order to help facilitate the transition of Shareholder Acquisition Corp. into Her Imports, Barry Hall, the chief executive officer of Her Imports, was appointed the sole officer of Shareholder Acquisition Corp. In December 2016, Her Imports announced that it was working to obtain a listing on the NYSE MKT exchange. Her Imports desires to acquire this spin-off, in order to help Her Imports increase its shareholder base, in order to assist Her Imports to qualify for the NYSE MKT listing requirements.

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

Our Chief Scientific Officer developed a new synthetic analogue of this molecule by chemical transformations in an attempt to identify a more potent agent. One of these analogues, Amooranin-Me, was found to inhibit proliferation of several breast cancer cells with greater potency than the parent compound of Amooranin. Preliminary screening of Amooranin-Me in in-vitro experiments revealed some potency against breast cancer MCF-7 cells with concentrations down to the nanomolar range. All these studies indicate that Amooranin-Me is a promising drug with potential to be used for human breast cancer prevention.

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

Results of Operations for the six months ended December 31, 2016

During the six month period ended December 31, 2016, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months.

For the six months ended December 31, 2016, we experienced a net loss of $(56,584) as compared to a net loss of $(85,570) for the same period last year. The net loss for the six months ended December 31, 2016 was attributed to $36,000 in officers' compensation, $17,500 in audit and review fees, and $3,084 in other general and administrative expenses.

Results of Operations for the three months ended December 31, 2016

For the three months ended December 31, 2016, we experienced a net loss of $(29,082) as compared to a net loss of $(42,233) for the same period last year. The net loss for the three months ended December 31, 2016 was attributed to $18,000 in officers' compensation, $10,000 in audit and review fees, and $1,082 in other general and administrative expenses.

Revenues

The Company has generated no revenues since its inception. As of December 31, 2016, the Company had an accumulated deficit of $(1,183,142). There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

As of December 31, 2016, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 195,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of December 31, 2016, the Company has 16,641,822 shares of common stock issued and outstanding and 2,500,000 of its Series A Preferred Shares issued and outstanding. As of December 31, 2016, the Company had current assets of $83,658 and current liabilities of $4,300.

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

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the year related to the preparation of management's report on internal controls over financial reporting required for the annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process which consisted of the following:

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

We expect to complete the following remediation prior to June 30, 2017.

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

In November 2015, the Company filed a complaint titled EnzymeBioSystems v. Edward C. Zimmerman III, Case No. A-15-727138-CV, filed in the District Court of the State of Nevada for Clark County. EnzymeBioSystems, the plaintiff in this matter, brings an action against Edward C. Zimmerman III, the defendant, for reimbursement of $38,567.95 in unauthorized expenditures. While considerable uncertainly exists, it is difficult to ascertain the outcome of any litigation.

On January 26, 2017, Edward C. Zimmerman III entered into a Guilty Plea Agreement, in Nevada District Court, Case Number C-16-319713-1, using an Alford plea to attempted theft. He was ordered to pay restitution to the Company of $25,000 over the next three years.

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

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

On January 10, 2017, the Company formed a subsidiary, Shareholder Acquisition Corp., a Nevada Corporation. On January 17, 2017, the Company filed a Form 8-K with the SEC that announced that the Company plans to spin-off Shareholder Acquisition Corp., its wholly owned subsidiary, as a dividend to its shareholders. Once the dividend spin-off takes place, Shareholder Acquisition Corp. will no longer be owned nor managed by EnzymeBioSystems. All shareholders of EnzymeBioSystems on January 30, 2017 will be issued a pro-rata stock dividend of Shareholder Acquisition Corp. based upon their ownership in EnzymeBioSystems. This dividend will apply to both common and preferred shareholders.

Each common and preferred shareholder will receive one (1) share, par value $0.001, of Shareholder Acquisition Corp. common or preferred stock for each eight hundred (800) shares of EnzymeBioSystems common and preferred stock currently owned. Any fractional share(s) will be rounded to the nearest whole share.

EnzymeBioSystems has made arrangements with Her Imports, formerly known as EZJR, Inc., a Nevada corporation, to acquire Shareholder Acquisition Corp. for $25,000 following the dividend spin-off. Once acquired as a wholly owned subsidiary of Her Imports, common shares of Her Imports will be exchanged for shares of Shareholder Acquisition Corp., on a pro-rata basis. After the exchange takes place, the subsidiary will be collapsed into Her Imports. In order to help facilitate the transition of Shareholder Acquisition Corp. into Her Imports, Barry Hall, the chief executive officer of Her Imports, was appointed the sole officer of Shareholder Acquisition Corp. In December 2016, Her Imports announced that it was working to obtain a listing on the NYSE MKT exchange. Her Imports desires to acquire this spin-off, in order to help Her Imports increase its shareholder base, in order to assist Her Imports to qualify for the NYSE MKT listing requirements.

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

EnzymeBioSystems Registrant

Date: February 14, 2017	/s/_ Gary Rojewski________________
Name: Gary Rojewski
Its: Principal Executive Officer
Date: February 14, 2017	/s/_John Dean Harper_____________
Name: John Dean Harper
Its: Interim Chief Accounting Officer