Form 10-Q
period 2017-03-31
EnzymeBioSystems
filed 2017-05-22
CIK 1471968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Yes [ ] No [X]

There were 16,641,822 shares of Common Stock outstanding as of May 19, 2017

Table of Contents

EnzymeBioSystems

Index to Form 10-Q

For the Quarterly Period Ended March 31, 2017

Part I. Financial Information

Item 1. Financial Statements

EnzymeBioSystems

Condensed Interim Balance Sheets

(Unaudited)

	March 31, 2017	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$ 65,738	$ 140,042
Prepaid expenses	-	-
Total current assets	65,738	140,042

TOTAL ASSETS	$ 65,738	$ 140,042

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 100	$ 100
Accrued expenses	4,000	4,000
Total current liabilities	4,100	4,100

Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares	2,500	2,500
authorized, 2,500,000 and 2,500,000 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively
Common stock, $0.001 par value, 195,000,000 shares	16,642	16,642
authorized, 16,641,822 and 16,641,822 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively
Additional paid-in capital	1,243,358	1,243,358
Accumulated deficit	(1,200,862)	(1,126,558)
Total stockholders' equity	61,638	135,942
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 65,738	$ 140,042

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Condensed Interim Statements of Operations

(Unaudited)

	For the three months ended March 31, 2017	For the three months ended March 31, 2016	For the nine months ended March 31, 2017	For the nine months ended March 31, 2016
Revenue	$ -	$ -	$ -	$ -

Operating expenses:
Officers' compensation	18,000	18,000	54,000	53,000
Professional Fees	10,825	6,350	28,325	26,325
Research & development	-	-		11,080
Unauthorized expenses	-			10,320
Other	3,895	4,698	6,979	13,893
Total operating expenses	32,720	29,048	89,304	114,618

Loss from operations	(32,720)	(29,048)	(89,304)	(114,618)

Other income - net:
Proceeds from sale of
subsidiary	25,000		25,000
Consulting fees relating
to sale of subsidiary	(10,000)	-	(10,000)	-
Other income - net	15,000	-	15,000	-

Net (Loss)	$ (17,720)	$ (29,048)	$ (74,304)	$ (114,618)

Weighted average number of common shares outstanding -
basic and diluted	16,641,822	16,641,822	16,641,822	16,641,822

Net loss per common share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Condensed Interim Statements of Cash Flows

(Unaudited)

	For the nine months ended March 31, 2017	For the nine months ended March 31, 2016

OPERATING ACTIVITIES
Net Loss	$ (74,304)	$ (114,618)
Changes in operating assets and liabilities
Prepaid expenses	-	-
Accounts payable	-	10,639
Accrued expenses	-	1,150

Cash (used) by operating activities	(74,304)	(102,829)

FINANCING ACTIVITIES

Due to related party	-	(102)
Net cash used, in financing activities	-	(102)

NET INCREASE (DECREASE) IN CASH	(74,304)	(102,931)
CASH - BEGINNING OF THE PERIOD	140,042	270,471
CASH - END OF THE PERIOD	$ 65,738	$ 167,540

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-
Non cash transactions	-	-

EnzymeBioSystems

Notes to the Condensed Interim Financial Statements

March 31, 2017

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2016 audited financial statements. The results of operations for the period ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2017, the Company has not recognized any revenues and has accumulated losses of $(1,200,862) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

EnzymeBioSystems

Notes to the Condensed Interim Financial Statements

March 31, 2017

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

Revenue recognition

The Company applies the provisions of ASC 605, Revenue Recognition ("ASC 605"). ASC 605 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from June 26, 2009 (inception) to March 31, 2017, the Company has not recognized any revenues.

Recent accounting pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company's financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 4 - RELATED PARTY TRANSACTIONS

On September 21, 2015, the Company's then chief financial officer (appointed October 20, 2014) was dismissed for his alleged payment of unauthorized expenses totaling approximately $36,018 ($25,698 in the year ended June 30, 2015 and $10,320 in the six months ended December 31, 2015). The Company’s officers filed a criminal complaint and on January 26, 2017, the Company's former chief financial officer entered into a Guilty Plea Agreement, in Nevada District Court, Case Number C-16-319713-1, using an Alford plea to attempted theft. He was ordered to pay restitution to the Company of $25,000 over the next three years. To date, the Company has not received any of the $25,000 ordered restitution.

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

March 31, 2017

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

NOTE 6 - OTHER INCOME - NET

On March 24, 2017, the Company received $25,000 from Her Imports for the sale of the remaining capital stock of Shareholder Acquisition Corp. ("SAC"), an entity formed by the Company on January 10, 2017, following a dividend spin-off of a total of approximately 24,125 shares of SAC capital stock (1 share of SAC capital stock for each 800 shares of Company common and preferred stock owned) to the Company 's stockholders of record on January 30, 2017. In connection with the transaction, the Company paid two consultants affiliated with our controlling stockholder Berkeley Clinic, LC a total of $10,000 in March 2017. The Company has reflected other income - net of $15,000 in the accompanying Statement of Operations for the three months ended March 31, 2017.

.

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

Results of Operations for the nine months ended March 31, 2017

During the nine month period ended March 31, 2017, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months. During the nine month period ended March 31, 2017, the Company formed a Nevada subsidiary, named Shareholder Acquisition Corp. The subsidiary was spun-off by the Company and sold to Her Imports, a Nevada Corporation for $25,000. Her Imports purchased the subsidiary in order to increase its shareholder base.

For the nine months ended March 31, 2017, we experienced a net loss of $(74,304) as compared to a net loss of $(114,618) for the same period last year. The operating expenses for the nine months ended March 31, 2017 was attributed to $54,000 in officers' compensation, $20,000 in audit and review fees, and $15,304 in other general and administrative expenses.

Results of Operations for the three months ended March 31, 2017

For the three months ended March 31, 2017, we experienced a net loss of $(17,720) as compared to a net loss of $(29,048) for the same period last year. The operating expenses for the three months ended March 31, 2017 was attributed to $18,000 in officers' compensation, $2,500 in audit and review fees, and $12,220 in other general and administrative expenses.

Revenues

The Company has generated no revenues since its inception. As of March 31, 2017, the Company had an accumulated deficit of $(1,200,862). There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

As of March 31, 2017, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 195,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of March 31, 2017, the Company has 16,641,822 shares of common stock issued and outstanding and 2,500,000 of its Series A Preferred Shares issued and outstanding. As of March 31, 2017, the Company had current assets of $65,738 and current liabilities of $4,100.

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

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

On January 10, 2017, the Company formed a subsidiary, Shareholder Acquisition Corp., a Nevada Corporation. On January 17, 2017, the Company filed a Form 8-K with the SEC that announced that the Company planned to spin-off Shareholder Acquisition Corp., its wholly owned subsidiary, as a dividend to its shareholders, which occurred in March 2017. All shareholders of EnzymeBioSystems on January 30, 2017 were issued a pro-rata stock dividend of Shareholder Acquisition Corp. based upon their ownership in EnzymeBioSystems. This dividend applied to both common and preferred shareholders.

Each common and preferred shareholder received one (1) share, par value $0.001, of Shareholder Acquisition Corp. common or preferred stock for each eight hundred (800) shares of EnzymeBioSystems common and preferred stock owned at January 30, 2017. Any fractional share(s) were rounded to the nearest whole share.

EnzymeBioSystems made arrangements with Her Imports, formerly known as EZJR, Inc., a Nevada corporation, to acquire Shareholder Acquisition Corp. for $25,000 following the dividend spin-off. Once acquired as a majority owned subsidiary of Her Imports, common shares of Her Imports were exchanged for shares of Shareholder Acquisition Corp. on a pro-rata basis. In December 2016, Her Imports announced that it was working to obtain a listing on the NYSE MKT exchange. Her Imports desired to acquire this spin-off, in order to help Her Imports increase its shareholder base, in order to assist Her Imports to qualify for the NYSE MKT listing requirements.

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

EnzymeBioSystems Registrant

Date: May 19, 2017	/s/ Gary Rojewski
Name: Gary Rojewski
Its: Principal Executive Officer
Date: May 19, 2017	/s/ John Dean Harper
Name: John Dean Harper
Its: Interim Chief Accounting Officer