Form 10-K
period 2017-06-30
EnzymeBioSystems
filed 2017-10-13
CIK 1471968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to

Commission File Number: 000-53854

EnzymeBioSystems

(Exact name of registrant as specified in its charter)

Nevada	27-0464302
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8440 W. Lake Mead, Suite 214, Las Vegas, NV	89128
(Address of principal executive offices)	(Zip Code)

(702) 907-0615

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ] Not Applicable

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates amounted to $203,854 on December 31, 2016.

There were 16,641,822 shares of Common Stock outstanding as of October 12, 2017.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. When used in this Annual Report on Form 10-K, the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●	inability to raise additional financing for working capital and product development;

●	inability to identify internet marketing approaches;

●	deterioration in general of regional economic, market and political conditions;

●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

●	inability to efficiently manage our operations;

●	inability to achieve future operating results;

●	our ability to recruit and hire key employees;

●	the inability of management to effectively implement our strategies and business plans; and

●	the other risks and uncertainties detailed in this report.

In this Form 10-K references to “EnzymeBioSystems”, “the Company”, “we”, “us”, and “our” refer to EnzymeBioSystems.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at EnzymeBioSystems, 8440 W. Lake Mead, Suite 214, Las Vegas, NV 89128.

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

Enzyme Industry

Enzymes can be categorized as “enzyme inhibitors” and “enzyme activators.” Enzyme inhibitors are molecules that bind to enzymes and decrease their activity. Since blocking an enzyme’s activity can kill a pathogen or correct a metabolic imbalance, many drugs are enzyme inhibitors. Enzyme activators are molecules that bind to enzymes and increase their activity. These molecules are often involved in the allosteric [defined as having to do with a protein with a structure that is altered reversibly by a small molecule so that its original function is modified] regulation of enzymes in the control of metabolism. Both enzyme inhibitors and enzyme activators are currently used by many pharmaceutical and biotechnology companies in research and development of new drug compounds.

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

Business Strategy

We foresee that our two areas of business opportunity, include: 1) buying raw materials to produce specialty enzymes in contract lab facilities; 2) contracting with CRO’s with the goal to obtain FDA approval to further test the enzymes.

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

Any enzyme products that we develop will compete in multiple, highly competitive markets. For example, Codexis, Maxygen, Inc., Evotec, and Xencor have alternative evolution technologies. Integrated Genomics Inc., Myriad Genetics, Inc., and ArQule, Inc. perform screening, sequencing, and/or bioinformatics services. Novozymes A/S, Verenium Corporation, Genencor International Inc. and MPBiomedicals are involved in development, over expression, fermentation, and purification of enzymes. Many of these competitors have significantly greater financial and human resources than we do. We believe that the principal competitive factors in our market are access to genetic material, technological experience and expertise, and proprietary position.

EnzymeBioSystems’ Funding Requirements

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company’s business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions

We do not have any trademarks. In 2012, the two founders of the Company, along with a third party, as inventors, filed Patent Application # 14/369339 entitled “Amooranin Compounds and Analogs Thereof and Related Methods of Use.” The U.S. Patent Office informed us that they published the aforementioned pending Patent on December 4, 2014 (Publication No. 2014-0357711A1).

On September 28, 2017, we received a Notice of Allowance from the U.S. Patent Office that they approved the Company’s Patent Application #14/369339. A Notice of Allowance is issued by the United States Patent & Trademark Office to indicate that it believes an invention qualifies for a patent. The patent is not fully protected until it completes the final patent process and pays the appropriate fees. We are currently in the process of paying the final patent fees. As added disclosure, an invention is still considered “patent pending” until the final patent has been issued.

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

Research and Development Activities and Costs

Research and development expenses related to our specialty enzyme business include costs related to ongoing bioprocess development and manufacturing process yield improvements. For the fiscal years ended June 30, 2017 and 2016, the Company spent $0 and $11,080, respectively, in product research and development.

Effect of Government Regulation on Business

We are subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees.

Non-drug biologically derived products, such as the specialty enzymes we plan to produce are regulated in the United States based on their application, by either the United States Food and Drug Administration, (“FDA”), the Environmental Protection Agency, (“EPA”) in the case of plants and animals, or the United States Department of Agriculture (“USDA”). In addition to regulating drugs, the FDA also regulates food and food additives, feed and feed additives, and Generally Recognized As Safe substances used in the processing of food. The EPA regulates biologically derived chemicals not within the FDA’s jurisdiction. Although the food and industrial regulatory process can vary significantly in time and expense from application to application, the timelines generally are shorter in duration than the drug regulatory process.

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

Employees

The Company currently has: two officers and one director. These individuals perform all of the job functions for the Company. The Company has no intention at this time to add employees until it can become a profitable entity. The Company from time to time may retain independent consultants in connection with its operations.

(i)	The Company’s performance is dependent on the performance of its officers. In particular, the Company’s success depends on their ability to develop a business strategy which will be successful for the Company.

(ii)	The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company’s future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

(iii)	There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company’s business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company’s business, results of operations and financial condition.

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

Our financial statements included with this Annual Report for the year ended June 30, 2017, have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended June 30, 2017. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditors have raised a substantial doubt about our ability to continue as a going concern, this typically results in greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the sale of our future enzyme products. We plan to seek additional funds through private placements of our common stock. You may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. If we are not able to achieve revenues or find financing, then we likely will be forced to cease operations and investors will likely lose their entire investment.

3. WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

We have prepared audited financial statements for the year end for June 30, 2017, which show we have cash and cash equivalents of $41,249. Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation. Management believes, for the next twelve months, it has sufficient funds available to implement its business, on a limited basis.

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

Our executive officers, who have chemical engineering education and a pharmaceutical background, have no experience in operating a specialty enzyme Company. Their work history includes working for an antibiotic laboratory and working as a production engineer. They have no experience in independently developing, manufacturing, marketing, selling, and distributing commercial specialty enzyme products. Due to their lack of experience, our executive officers may make wrong decisions and choices regarding selection of products to pursue on behalf of the Company. Consequently, our Company may suffer irreparable harm due to management’s lack of experience in this industry. As a result we may have to suspend or cease operations, which will result in the loss of your investment.

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

Biologically derived enzyme products are regulated in the United States based on their application, by either the United States Food and Drug Administration (“FDA”), or the Environmental Protection Agency (“EPA”), or, in the case of plants and animals, the United States Department of Agriculture (“USDA”). In addition to regulating drugs, the FDA also regulates food and food additives, feed and feed additives, and GRAS (Generally Recognized As Safe) substances used in the processing of food. The EPA regulates biologically derived chemicals not within the FDA’s jurisdiction.

Under current FDA policy, our future products will most likely come within the FDA’s jurisdiction, may be subject to lengthy FDA reviews and unfavorable FDA determinations if they raise safety questions which cannot be satisfactorily answered, if results do not meet regulatory requirements or if they are deemed to be food additives whose safety cannot be demonstrated. An unfavorable FDA ruling could be difficult to resolve and could prevent a product from being commercialized. Even after investing significant time and expenditures, we may not obtain regulatory approval for any drug products that incorporate our technologies or inventions.

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

18. BERKELEY CLINIC, LC controls 63.6% OF THE TOTAL VOTING POWER OF OUR CAPITAL that will allow them to control the Company.

As of October 6, 2017, Berkeley Clinic, LC (“Berkeley”) controls approximately 63.6% of the total voting power of our outstanding capital stock. As a result, Berkeley will have the ability to control substantially all matters submitted to our stockholders for approval including:

a)	election of our board of directors;

b)	removal of any of our directors;

c)	amendment of our Articles of Incorporation or bylaws; and

d)	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of its ownership of all of the 2,500,000 outstanding shares of Series A Preferred Stock, Berkeley has the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our officers, directors and 5% stockholders could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the Company may decrease. Berkeley’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting. A “significant deficiency” means a deficiency or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. A “material weakness” is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As of June 30, 2017 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

24. LOW-PRICED STOCKS MAY AFFECT THE RESELL OF OUR SHARES.

Penny Stock Regulation Broker-dealer practices in connection with transactions in “Penny Stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Since the Company’s common stock has a trading price of less than $5.00 per share and is not traded on any exchange, it is subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

25. IN THE FUTURE, WE WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO COMPLIANCE INITIATIVES.

Because we are a fully reporting company with the SEC, we will incur additional legal, accounting and other expenses. Moreover, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our offices are currently located at 8440 W. Lake Mead, Suite 214, Las Vegas, NV 89128. Management believes that its current facilities are adequate for its needs, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company’s operations on commercially reasonable terms, although there can be no assurance in this regard.

Item 3. Legal Proceedings.

From time-to-time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

In November 2015, the Company filed a complaint titled EnzymeBioSystems v. Edward C. Zimmerman III, Case No. A-15-727138-CV, filed in the District Court of the State of Nevada for Clark County. EnzymeBioSystems, the plaintiff in this matter, brings an action against Edward C. Zimmerman III, the defendant, for reimbursement of $38,567.95 in unauthorized expenditures. On July 24, 2017, Mr. Zimmerman was discharged from any debt owed to the Company via Chapter 7 Bankruptcy in the United States Bankruptcy Court, District of Nevada. As such, the Company cannot collect from Zimmerman in the state court action.

On January 26, 2017, Edward C. Zimmerman III entered into a Guilty Plea Agreement, in Nevada District Court, Case Number C-16-319713-1, using an Alford plea to attempted theft. He was ordered to pay restitution to the Company of $25,000 over the next three years. Through the date of this filing Mr. Zimmerman has sent the Company $200.00 in restitution. Mr. Zimmerman’s Chapter 7 Bankruptcy does not effect this Guilty Plea Agreement. He is still required to pay the $25,000 restitution to the Company over the next three years.

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

EnzymeBioSystems Common Stock, $0.001 par value, was cleared for quotation on the OTC-Bulletin Board on November 4, 2010, under the symbol: ENZB. The range of high and low closing trading price information for each quarter in the past two years is set forth below. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission.

Year ended June 30, 2017	High	Low
First Quarter	$0.0633	$0.015
Second Quarter	$0.224	$0.0114
Third Quarter	$0.20	$0.0124
Fourth Quarter	$0.05	$0.01

Year ended June 30, 2016	High	Low
First Quarter	$2.39	$0.20 1
Second Quarter	$0.397	$0.15
Third Quarter	$0.15	$0.06
Fourth Quarter	$0.10	$0.02

(b) Holders of Common Stock

As of October 6, 2017, the Company has a total of 16,641,822 common shares issued and outstanding held by approximately five hundred (500) shareholders.

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

The Company did not sell any stock during the fiscal year ended June 30, 2017.

(f) Preferred Stock

On January 28, 2011, EnzymeBioSystems entered into an Exclusive Technology License and Patents Agreement with Berkeley Clinic LC, an Arizona Limited Liability Company, whereby Berkeley Clinic LC was granted:

1)	an exclusive fifty (50) percent ownership in all EnzymeBioSystems proprietary enzyme products;
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

(g) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended June 30, 2017 or June 30, 2016.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

EnzymeBioSystems plans to contract manufacture and market specialty enzymes and enzyme related products.

Results of Operations for the year ended June 30, 2017

We generated no revenues since our inception on June 26, 2009 through June 30, 2017. We do not anticipate earning any significant revenues until such time as we can produce and market specialty enzyme products. We are presently in the development stage of our business and we can provide no assurance that we will be successful in finding a market for our specialty enzyme products.

Since our inception on June 26, 2009 through June 30, 2017, we experienced a net loss of $(1,222,351). For the year ended June 30, 2017, we had a net loss of $(95,793) as compared to a loss of $(125,359) for the same period last year. Our loss for the year ended June 30, 2017 was primarily attributable to officer compensation of $71,000, professional fees of $31,925, and other operating expenses of $7,868.

Revenues

We generated no revenues for the period from June 26, 2009 (inception) through June 30, 2017. We do not anticipate generating any significant revenues until we can develop a market for our specialty enzymes.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2017 reflects current assets of $44,249 and current liabilities of $4,100.

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

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our research and development activities.

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

For the fiscal year ended June 30, 2017, based on limited funds available, the Company spent no dollars in product research and development. As the Company moves forward, management expects to spend a significant amount of monies on animal studies and the research required to obtain an IND from the Food and Drug Administration.

Expected purchase or sale of property and significant equipment

We do not anticipate the purchase or sale of any property or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of June 30, 2017, we did not have any employees. We are dependent upon our officers and directors for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: The Company will recognize revenue on an accrual basis as it invoices for services. Revenue is generally realized or realizable and earned when all of the following criteria are met: 1) persuasive evidence of an arrangement exists between the Company and our customer(s); 2) services have been rendered; 3) our price to our customer is fixed or determinable; and 4) collectability is reasonably assured.

Recent Pronouncements

The Company’s management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company’s financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

EnzymeBioSystems Financial Statements

June 30, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of EnzymeBioSystems

I have audited the accompanying balance sheets of EnzymeBioSystems (the “Company”) as of June 30, 2017 and 2016 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnzymeBioSystems as of June 30, 2017 and 2016 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York

October 12, 2017

F-1

EnzymeBioSystems

Balance Sheets

	June 30, 2017	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$41,249	$140,042
Prepaid expense	3,000	-
Total current assets	44,249	140,042

TOTAL ASSETS	$44,249	$140,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100	$100
Accrued expenses	4,000	4,000
Total current liabilities and total liabilities	4,100	4,100

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 2,500,000 and 2,500,000 shares of Series A Preferred Stock issued and outstanding as of June 30, 2017 and 2016, respectively	2,500	2,500

Common stock, $0.001 par value, 195,000,000 shares authorized, 16,641,822 and 16,641,822 shares issued and outstanding as of June 30, 2017 and 2016, respectively	16,642	16,642

Additional paid-in capital	1,243,358	1,243,358
Accumulated deficit	(1,222,351)	(1, 126,558)
Total Stockholders’ Equity	40,149	135,942

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,249	$140,042

The accompanying notes are an integral part of these financial statements.

F-2

EnzymeBioSystems

Statements of Operations

	For the year ended June 30, 2017	For the year ended June 30, 2016

Revenue	$-	$

Operating expenses:
Officers’ compensation	71,000		71,000
Professional fees	31,925		28,825
Research and development	-		11,080
Unauthorized expenses	-		10,320
Other	7,868		4,134
Total operating expenses	110,793		125,359

Loss from operations	(110,793)		(125,359)

Other income – net:
Proceeds from sale of subsidiary	25,000		-
Consulting fees relating to sale of subsidiary	(10,000)		-
Other income-net	15,000		-

Net (Loss)	$(95,793)		$(125,359)
Weighted average number of common shares outstanding - basic and diluted	16,641,822		16,641,822

Net loss per common share - basic and diluted	$(0.01)		$(0.01)

The accompanying notes are an integral part of these financial statements.

F-3

EnzymeBioSystems

Statements of Stockholders’ Equity

	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2015	2,500,000	$2,500	16,641,822	$16,642	$1,243,358	$(1,001,199)	$261,301

Net (loss) for the year	-	-	-	-	-	(125,359)	(125,359)

Balance, June 30, 2016	2,500,000	$2,500	16,641,822	$16,642	$1,243,358	$(1,126,558)	$135,942

Net (loss) for the year	-		-	-	-	(95,793)	(95,793)

Balance, June 30, 2017	2,500,000	$2,500	16,641,822	$16,642	$1,243,358	$(1,222,351)	$40,149

The accompanying notes are an integral part of these financial statements.

F-4

EnzymeBioSystems

Statements of Cash Flows

	For the year ended June 30, 2017	For the year ended June 30, 2016

OPERATING ACTIVITIES
Net Loss	$(95,793)	$(125,359)
Adjustment to reconcile net loss to net cash used by operating activities
Changes in operating assets and liabilities
Accounts Payable	-	(1,900)
Accrued expenses	-	(3,068)
Prepaid expense	(3,000)	-
Due to Related Party	-	(102)

Cash (used) by operating activities	(98,793)	(130,429)

INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(98,793)	(130,429)
CASH - BEGINNING OF THE PERIOD	140,042	270,471
CASH - END OF THE PERIOD	$41,249	$140,042

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

F-5

EnzymeBioSystems

Notes to Financial Statements

June 30, 2017 and 2016

NOTE 1 - GENERAL ORGANIZATION AND BUSINESS

EnzymeBioSystems (the “Company”) was incorporated under the laws of the state of Nevada on June 26, 2009. The Company was organized to conduct any lawful business. The Company contract manufactures specialty enzymes and enzyme related products. To date, the Company has had no revenues.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The basis is United States generally accepted accounting principles.

Earnings per Share

The basic earnings (loss) per common share is calculated by dividing the Company’s net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share is calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has not issued any options or warrants or similar securities since inception.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown.

Research and development costs

Research and development costs are expensed as incurred. The amounts of costs expensed for the years ended June 30, 2017 and 2016 were $0 and $11,080, respectively.

Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

F-6

EnzymeBioSystems

Notes to Financial Statements

June 30, 2017 and 2016

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

Revenue recognition

The Company applies the provisions of ASC 605, Revenue Recognition (“ASC 605”). ASC 605 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company will recognize revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from June 26, 2009 (inception) to June 30, 2017, the Company has not recognized any revenues.

Recent accounting pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and therefore have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

F-7

EnzymeBioSystems

Notes to Financial Statements

June 30, 2017 and 2016

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred net losses of $(1,222,351) for the period from June 26, 2009 (inception) to June 30, 2017. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities.

Management plans to raise additional capital through private placements and public offerings of its common stock (see Note 8). However, there is no assurance that the Company will raise sufficient capital to implement its business plan. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

F-8

EnzymeBioSystems

Notes to Financial Statements

June 30, 2017 and 2016

NOTE 4. STOCKHOLDERS’ EQUITY

The Company is authorized to issue up to 5,000,000 shares of its $0.001 par value preferred stock and up to 195,000,000 shares of its $0.001 par value common stock.

The shares of Series A Preferred Stock are not redeemable and cannot be converted into Common Shares, unless it is approved by the Board of Directors and agreed upon by the Series A Preferred Shareholders. The shares of Series A Preferred Stock have no dividend rights but have a liquidation preference for funds paid for the Series A Preferred Stock shares. The Series A Preferred Shares carry a voting weight equal to ten (10) Common Shares per share of Series A Preferred Stock.

NOTE 5. OTHER INCOME - NET

On March 24, 2017, the Company received $25,000 from Her Imports for the sale of the remaining capital stock of Shareholder Acquisition Corp. (“SAC”), an entity formed by the Company on January 10, 2017, following a dividend spin-off of a total of approximately 24,125 shares of SAC capital stock (1 share of SAC capital stock for each 800 shares of Company common and preferred stock owned) to the Company ‘s stockholders of record on January 30, 2017. In connection with the transaction, the Company paid two consultants affiliated with our controlling stockholder Berkeley Clinic, LC a total of $10,000 in March 2017. The Company has reflected other income - net of $15,000 in the accompanying Statement of Operations for the year ended June 30, 2017.

F-9

EnzymeBioSystems

Notes to Financial Statements

June 30, 2017 and 2016

NOTE 6 - RELATED PARTY TRANSACTIONS

On September 21, 2015, the Company’s then chief financial officer (appointed October 20, 2014) was dismissed for his alleged payment of unauthorized expenses totaling approximately $36,018 ($25,698 in the year ended June 30, 2015 and $10,320 in the six months ended December 31, 2015). The Company’s officers filed a criminal complaint and on January 26, 2017, the Company’s former chief financial officer entered into a Guilty Plea Agreement, in Nevada District Court, Case Number C-16-319713-1, using an Alford plea to attempted theft. He was ordered to pay restitution to the Company of $25,000 over the next three years. On July 7, 2017 and September 8, 2017 the Company received a total of $400 of the $25,000 ordered restitution.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - PROVISION FOR INCOME TAXES

The Company accounts for income taxes under ASC 740, “Accounting for Income Taxes”, which requires use of the liability method. ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

F-10

EnzymeBioSystems

Notes to Financial Statements

June 30, 2017 and 2016

Note 7 - PROVISION FOR INCOME TAXES - Continued)

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes. The sources and tax effects of the differences are as follows:

	Year Ended June 30
	2017	2016

Expected tax at 35%	$(33,528)	$(43,875)
Increase in valuation allowance	33,528	43,875
Provision for (benefit from) income taxes	$-	$-

Deferred tax assets as of June 30, 2017 and June 30, 2016 are calculated as follows:

	2017	2016
Deferred tax assets:
Net operating loss carry forward	$427,823	$394,295
Less: valuation allowance	(427,823)	(394,295)
Net deferred tax assets	$-	$-

During the year ended June 30, 2017, the Company recorded an increase in the valuation allowance of $33,528, as compared to $43,875 for the previous year, on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during the year ended June 30, 2017.

The net operating loss carryforward of approximately $1,222,351 at June 30, 2017 expires commencing in year 2029.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a significant change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

The Company has no tax positions. All tax years remain subject to examination by taxing jurisdictions.

F-11

EnzymeBioSystems

Notes to Financial Statements

June 30, 2017 and 2016

NOTE 8 – SUBSEQUENT EVENTS

The Company filed a Definitive Information Statement on September 15, 2017 to announce a 1 for 20 reverse stock split. The reverse stock split is scheduled to take place in October, 2017, based on final approval from FINRA.

In September, 2017, the Company began conducting a Private Offering, with accredited investors to help fund the Company. The Company is offering up to 3,750,000 Common Units at a price of $0.20 per Unit. Each Unit consists of one share of post reverse stock split common stock, one Class A warrant exercisable at $0.30 per share of post reverse stock split common stock, one Class B warrant exercisable at $0.40 per share of post reverse stock split common stock and one Class C warrant exercisable at $0.60 per share of post reverse stock split common stock. The Offering provides that Berkeley Clinic, LC (holder of 1,500,000 shares of Common Stock and 2,500,000 shares of Series A Preferred Stock) will maintain the same 63.6% voting control of the Company that it held prior to the Offering. The offering and sale of the Units in this Offering are intended to be exempt from registration under the Act by virtue of Section 4(2) of the Act, and Rule 506. As of the end of September, 2017, the Company has raised approximately $200,000.

On September 17, 2017, the Company incorporated LCNS in Nevada as a wholly owned subsidiary to conduct different business operations than the Company.

F-12

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, management concluded that, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the “material weaknesses” described below under “Management’s report on internal control over financial reporting,” which are in the process of being remediated as described below under “Management Plan to Remediate Material Weaknesses.”

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of June 30, 2017.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of management’s review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the year related to the preparation of management’s report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process which consisted of the following:

Deficiencies Related to the Design and Operation of Certain Company-Level Controls

●	Non-compliance by the former chief financial officer with regards to unauthorized travel and entertainment expenses;

●	Unauthorized personal charges by the former chief financial officer.

Deficiencies Related to the Design and Operation of Certain Accounting Procedures

●	Inadequate accounting procedures responsible for processing payment requests by our former chief financial officer related to travel and entertainment expenditures;

●	Lack of clear procedures for ensuring appropriate expense controls.

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

We expect to complete the following remediation during the remainder of 2017.

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

Name	Age	Position & Offices Held

Gary Rojewski	64	Chief Executive Officer and Director

John Dean Harper	55	Corporate Secretary, Interim Accounting Officer

Ashot Martirosyan	65	Chief Scientific Officer

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

Ashot Martirosyan, Chief Scientific Officer

Mr. Martirosyan was the head of the “Anti-Biotics and Enzyme Inhibitors Laboratory” of “Institute of Organic Chemistry” in Yerevan, Armenia until November 2008. He moved to USA November 2008 and started preparing his research results and scientific materials for publications.

Mar. 2009 –Present

Officer of EnzymeBioSystems.

1992 – 2008

Institute of Fine Organic Chemistry,

National Academy of Sciences, Republic of Armenia

Head of Antibiotics Laboratory

1984 – 1992

Institute of Fine Organic Chemistry,

National Academy of Sciences, Republic of Armenia

Senior Researcher

35

1976 – 1984

Institute of Fine Organic Chemistry,

National Academy of Sciences, Republic of Armenia

Antibiotics Laboratory Researcher

1974 – 1976

Optical-Mechanical Corporation – “Astro”

Head of Chemical Laboratory

Republic of Armenia

Education:

1980 – 1984

Yerevan State University

Ph.D. degree, Candidate of Chemical Sciences: Organic Chemistry

1969 – 1974

Moscow Chemical and Technological Institute of D.I. Mendeleev

Department of Organic Chemistry, Chemical Technology

Code of Ethics

We have not adopted a Code of Ethics for the Board and any salaried employees.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Nevada Anti-Takeover Law and Charter and By-law Provisions

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to EnzymeBioSystems Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the EnzymeBioSystems shares, unless the transaction is approved by EnzymeBioSystems’ Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of EnzymeBioSystems

Item 11. Executive Compensation

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of our company at any time during the years ended June 30, 2017 and 2016 regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during the fiscal years ended June 30, 2017 and 2016. The foregoing persons are collectively referred to herein as the “Named Executive Officers.”

EnzymeBioSystems Summary Compensation Table

		Year				Other Compen-
	Principal	Ended	Salary	Bonus	Awards	sation		Total
Name	Position	June 30,	($)	($)	($)	($)		($)

Gary Rojewski	CEO	2017	48,000	0	*	0		48,000
Appointed: 06/02/2014	Director	2016	48,000	0	*	0		48,000

John Dean Harper	Secretary/Interim	2017	23,000	0	0	0		23,000
Appointed: 09/21/2015	Accounting Officer	2016	20,000	0	0	0		20,000

Edward Zimmerman III	Former Chief	2017	0	0	0	0		0
Appointed: 10/20/2014	Financial Officer	2016	3,000	0	0	10,320	**	13,320
Terminated: 09/21/2015

Ashot Martirosyan	Chief Scientific	2017	0	0	0	0		0
Appointed	Officer	2016	0	0	0	0		0
6/26/2009

* Mr. Rojewski is entitled to receive 2,000,000 common shares as part of his compensation package. The shares have vested and are expected to be issued in the future.

** Unauthorized expenses.

We do not maintain key-man life insurance for our executive officers/directors. We do not have any long-term compensation plans, stock option plans or employment agreements with our executive officers/directors.

Stock Option Grants

We did not grant any stock options to executive officers or directors from inception through fiscal year ended June 30, 2017.

Outstanding Equity Awards at 2016 Fiscal Year-End

We did not issue any outstanding equity awards in the fiscal year ended June 30, 2017 or June 30, 2016. However, Mr. Rojewski, our Chief Executive Officer is entitled to receive 2,000,000 common shares as part of his compensation package. The shares have vested and are expected to be issued in the near future.

Option Exercises for Fiscal Year ending June 30, 2017

There were no options exercised by our named executive officers in fiscal 2017 or 2016.

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

Director Compensation

Our directors were not paid any director fees during the fiscal year ended June 30, 2017 or June 30, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on October 6, 2017 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officers and directors.

Beneficial ownership is determined in accordance with the rules of the U. S. Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60-days after October 6, 2017 pursuant to options, warrants, conversion privileges or other right.

The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the U. S. Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of EnzymeBioSystems’ common stock.

Except with respect to warrants to be issued to investors in our Private Offering (see Note 8 to financial statements), we do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Shares Beneficially Owned
					% of Total
	Common		Voting Preferred		Voting
Name of Beneficial Owner	Shares	%	Shares	%	Power(1)
Named Executive Officers and Directors:
Gary Rojewski(2) Director/CEO	2,000,000	(2)		-	-

John Dean Harper, Corporate Secretary and Interim Accounting Officer	-	0%		-	-

Ashot Martirosyan(3), Chief Scientific Officer	1,500,000	9.0%		-	3.6%

All executive officers and directors as a group (3 persons)	1,500,000	9.0%		-	3.6%

Other 5% Stockholders

Quattro Associates, Inc. (4)	3,449,099	20.7%		-	8.3%

Berkeley Clinic LC(5)	1,500,000	9.0%	2,500,000	100%	63.6%

(1)	Percentage of total voting power represents voting power with respect to all shares of our common stock (16,641,822 issued and outstanding) and Preferred Voting stock (2,500,000 shares issued and outstanding), as a single class. The holders of our Preferred Voting Stock are entitled to ten votes per share, and holders of our common stock are entitled to one vote per share. The 2,500,000 preferred shares have voting rights equal to 25,000,000 common shares. Percentage of Total Voting Power is calculated based on an aggregate of 41,641,822 (16,641,822 common + 25,000,000 Preferred Voting Rights) shares issued and outstanding.

(2)	Gary Rojewski is entitled to receive 2,000,000 common shares as part of his compensation package; however, the shares have yet to be issued at this time. Once issued, there will be 18,641,822 shares issued and outstanding.

(3)	Ashot Martirosyan, 16773 W Park Drive, Chagrin Falls, Ohio, 44023.

(4)	Quattro Associates, Inc., Hunkins Waterfront Plaza, Suite 556, Main Street, Charlestown, Nevis. Lindsay Oliver is the beneficial owner who has the ultimate voting control over the shares held by this entity.

(5)	Berkeley Clinic, LC, an Arizona Limited Liability Company, POB 2742, Scottsdale, AZ 85252. T. J. Jesky is the managing member and beneficial owner who has the ultimate voting control over the shares held by this entity.

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-B.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

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

Item 14. Principal Accountant Fees and Services.

Michael T. Studer CPA P.C. served as our independent public accountant for the audits of our financial statements contained in our Forms 10-K for the annual periods ended June 30, 2016 and 2017 and the reviews of our financial statements contained in our Forms 10-Q for the quarterly periods ended September 30, 2015, December 31, 2015, March 31, 2016, September 30, 2016, December 31, 2016 and March 31, 2017. Aggregate fees billed to us for the years ended June 30, 2017 and 2016 for audit fees were as follows:

	For the Year Ended	For the Year Ended
	June 30, 2017	June 30, 2016
1) Audit Fees (1)	$22,500	$22,500
2) Audit-Related Fees	0	0
3) Tax Fees	0	0
4) All Other Fees	0	0

(1) Audit Fees include fees billed and expected to be billed for services performed in connection with the recurring audit of the Company’s financial statements for such periods included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Forms 10-Q filed with the Securities and Exchange Commission.

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. Our director then makes a determination to approve or disapprove the engagement of the auditor for the proposed services. In the fiscal year ended June 30, 2017, all fees paid to our auditor were unanimously pre-approved in accordance with this policy.

Less than 50 percent of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) Financial Statement Schedules

None.

(c) Exhibit Index

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation		S-1		3.1	09/28/2009
3.2	By-laws as currently in effect		S-1		3.2	09/28/2009
3.3	Amended Articles of Incorporation		8-K		3.3	02/01/2011
10.1	Agreement between EnzymeBioSystems and Northeastern Ohio Universities College of Medicine, dated July 9, 2010		10-K	6/30/10	10.1	10/13/2010
10.2	Exclusive Technology License and Patents Agreement between Berkeley Clinic LC, dated January 28, 2011		8-K		10.2	02/01/2011
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EnzymeBiosystems
Registrant

Date: October 12, 2017	/s/ Gary Rojewski
	Name:	Gary Rojewski
	Title:	Chief Executive Officer Principal Executive Officer

Date: October 12, 2017	/s/ John Dean Harper
	Name:	John Dean Harper
	Title:	Interim Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ Gary Rojewski	Chief Executive Officer	October 12, 2017
(Gary Rojewski)	Principal Executive Officer

/s/ John Dean Harper	Corporate Secretary and	October 12, 2017
(John Dean Harper)	Interim Chief Accounting Officer

