Form 10-Q
period 2017-09-30
EnzymeBioSystems
filed 2017-11-13
CIK 1471968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to

Commission File Number: 000-53854

EnzymeBioSystems

(Exact name of registrant as specified in its charter)

Nevada	27-0464302
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8440 W. Lake Mead, Suite 214, Las Vegas, NV	89128
(Address of principal executive offices)	(Zip Code)

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

Yes [  ] No [X]

There were 2,609,510 shares of Common Stock outstanding and issuable as of October 31, 2017.

Table of Contents

EnzymeBioSystems

Index to Form 10-Q

For the Quarterly Period Ended September 30, 2017

Part I. Financial Information

Item 1. Financial Statements

EnzymeBioSystems

Condensed Interim Balance Sheets

	September 30, 2017 (Unaudited)	June 30, 2017 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$213,259	$41,249
Prepaid expense	6,000	3,000
Total current assets	219,259	44,249

TOTAL ASSETS	$219,259	$44,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100	$100
Accrued expenses	4,000	4,000
Total current liabilities	4,100	4,100

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 125,000 and 125,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2017 and June 30, 2017, respectively	125	125
Common stock, $0.001 par value, 195,000,000 shares authorized, 1,834,510 and 832,235 shares issued and outstanding as of September 30, 2017 and June 30, 2017, respectively	1,835	832
Additional paid-in capital	1,460,995	1,261,543
Accumulated deficit	(1,247,796)	(1,222,351)
Total stockholders’ equity	215,159	40,149
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$219,259	$44,249

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Condensed Interim Statements of Operations

(Unaudited)

	For the three months ended Sept 30, 2017	For the three months ended Sept 30, 2016

Revenue	$-	$-

Operating expenses:
Officers’ compensation	16,500	18,000
Professional Fees	7,500	7,500
Other	1,845	2,002
Total operating expenses	25,845	27,502

Loss from operations	(25,845)	(27,502)

Other income - net
Restitution from former officer	400	-
Other income - net	400	-

Net (Loss)	$(25,445)	$(20,699)

Weighted average number of common shares outstanding - basic and diluted	963,633	832,235

Net loss per common share - basic and diluted	$(0.03)	$(0.02)

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Condensed Interim Statements of Cash Flows

(Unaudited)

	For the three months ended September 30, 2017	For the three months ended September 30, 2016

OPERATING ACTIVITIES
Net Loss	$(25,445)	$(27,502)
Changes in operating assets and liabilities
Prepaid expenses	(3,000)	-
Accounts payable	-	-
Accrued expenses	-	-

Cash (used) by operating activities	(28,445)	(27,502)

FINANCING ACTIVITIES
Proceeds from sale of Units	200,455
Net cash provided by financing activities	200,455	-

NET INCREASE (DECREASE) IN CASH	172,010	(27,502)
CASH - BEGINNING OF THE PERIOD	41,249	140,042
CASH - END OF THE PERIOD	$213,259	$112,540

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

EnzymeBioSystems

Notes to the Condensed Interim Financial Statements

September 30, 2017

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2017 audited financial statements. The results of operations for the period ended September 30, 2017 are not necessarily indicative of the operating results for the full year.

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions the affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Form 10-K.

Reverse Stock Split

Effective October 19, 2017, the Company effected a 1-for-20 reverse stock split of its common stock (which reduced the issued and outstanding shares of common stock from 16,641,822 shares to 832,235 shares) and its Series A Preferred Stock (which reduced the issued and outstanding shares of Series A Preferred Stock from 2,500,000 shares to 125,000 shares). The accompanying financial statements retroactively reflect this reverse stock split.

EnzymeBioSystems

Notes to the Condensed Interim Financial Statements

September 30, 2017

(Unaudited)

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2017, the Company has not recognized any revenues and has accumulated operating losses of approximately $(1,247,796) since inception. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company’s products, to provide financing for marketing and promotion, to secure property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds necessary to continue operations.

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

Revenue recognition

The Company will apply the provisions of ASC 605, Revenue Recognition (“ASC 605”). ASC 605 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company will recognize revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from June 26, 2009 (inception) to September 30, 2017, the Company has not recognized any revenues.

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

September 30, 2017

(Unaudited)

NOTE 4 - STOCKHOLDERS’ EQUITY

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

In September, 2017, the Company began conducting a Private Offering, with accredited investors to help fund the Company. The Company is offering up to 3,750,000 Common Units at a price of $0.20 per Unit. Each Unit consists of one share of post reverse stock split common stock, one Class A warrant exercisable at $0.30 per share of post reverse stock split common stock, one Class B warrant exercisable at $0.40 per share of post reverse stock split common stock and one Class C warrant exercisable at $0.60 per share of post reverse stock split common stock. The Offering provides that Berkeley Clinic, L.C. (holder of 1,500,000 shares of Common Stock and 2,500,000 shares of Series A Preferred Stock) will maintain the same 63.6% voting control of the Company that it held prior to the Offering. The offering and sale of the Units in this Offering are intended to be exempt from registration under the Act by virtue of Section 4(2) of the Act, and Rule 506. From September 6, 2017 to September 30, 2017, we sold a total of 1,002,275 Common Units to 8 investors at a price of $0.20 per Unit for gross proceeds of $200,455.

NOTE 5 - RELATED PARTY TRANSACTIONS

On September 17, 2017, the Company organized a Nevada corporation named LCNS as a subsidiary of the Company. On September 29, 2017, LCNS sold 2,000,000 restricted shares of LCNS common stock to T. J. Jesky (1,000,000 shares) and Mark DeStefano (1,000,000 shares) at a price of $.005 per share and $10,000 was deposited in LCNS’s attorney’s client trust account. Jesky and DeStefano are members of Berkeley Clinic, L.C. (see Note 4).

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

EnzymeBioSystems

Notes to the Condensed Interim Financial Statements

September 30, 2017

(Unaudited)

Note 6 – Subsequent Events

Effective October 19, 2017, the Company effected a 1-for-20 reverse stock split of its common stock (which reduced the issued and outstanding shares of common stock from 16,641,822 shares to 832,235 shares) and its Series A Preferred Stock (which reduced the issued and outstanding shares of Series A Preferred Stock from 2,500,000 shares to 125,000 shares). The accompanying financial statements retroactively reflect this reverse stock split.

In October 2017, we sold a total of 775,000 Common Units (see Note 4) to 6 investors at a price of $0.20 per Unit for gross proceeds of $155,000.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “believe,” “estimate,” “will,” “plan,” “seeks,” “intend,” and “expect” and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

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

Results of Operations for the three months ended September 30, 2017

During the three month period ended September 30, 2017, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ending September 30, 2017, we experienced a net loss of $(25,445) or $(0.03) per share as compared to a net loss of $(20,699) or $(0.02) per share for the same period last year. The net loss for the three months ending September 30, 2017 was attributed to $16,500 in officers’ compensation, $7,500 in audit fees, and $1,845 in other general and administrative expense.

Revenues

The Company has generated no revenues since its inception. As of September 30, 2017, the Company had an accumulated deficit of $(1,247,796). There can be no assurances that the Company can achieve or sustain profitability or that the Company’s operating losses will not increase in the future.

Going Concern

Our independent auditors included an explanatory paragraph in their report on the June 30, 2017 audited financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

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

As of September 30, 2017, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 195,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of September 30, 2017, the Company has 1,834,510 shares of common stock issued and outstanding and 125,000 of its Series A Preferred Shares issued and outstanding. The numbers have been adjusted for a 1-for-20 reverse stock split that took place on October 19, 2017. As of September 30, 2017, the Company had current assets of $219,259 and current liabilities of $4,100.

The Company has limited financial resources available, which has had an adverse impact on the Company’s liquidity, activities and operations. In order for the Company to remain a Going Concern it will need to find additional capital or generate revenues. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

EnzymeBioSystems’s Funding Requirements

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

Critical Accounting Policies and Estimates

Revenue Recognition: We will recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.

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

Deficiencies Related to the Design and Operation of Certain Company-Level Controls

●	Non-compliance by the former chief financial officer with regards to unauthorized travel and entertainment expenses;

●	Unauthorized personal charges by the former chief financial officer.

Deficiencies Related to the Design and Operation of Certain Accounting Procedures

●	Inadequate accounting procedures responsible for processing payment requests by our former chief financial officer related to travel and entertainment expenditures

●	Lack of clear procedures for ensuring appropriate expense controls.

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

Changes in Internal Controls over Financial Reporting

On September 21, 2015, we replaced our former chief financial officer. We added a new interim accounting officer who has experience related to the application of generally accepted accounting principles and U.S. Securities and Exchange Commission rules and regulations as they pertain to financial reporting. We believe these personnel changes will strengthen our controls related to financial reporting. Other than these changes, there have been no other changes to our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

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

On January 26, 2017, Edward C. Zimmerman III entered into a Guilty Plea Agreement, in Nevada District Court, Case Number C-16-319713-1, using an Alford plea to attempted theft. He was ordered to pay restitution to the Company of $25,000 over the next three years. Through the date of this filing Mr. Zimmerman has sent the Company $400.00 in restitution. Mr. Zimmerman’s Chapter 7 Bankruptcy does not affect this Guilty Plea Agreement. He is still required to pay the $25,000 restitution to the Company over the next three years.

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 and the discussion in Item 1, above, under “ Liquidity and Capital Resources.”

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

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

The offering and sale of the Units in this Offering are intended to be exempt from registration under the Act by virtue of Section 4(2) of the Act, and Rule 506. In September, 2017, the Company raised $200,455, representing 1,002,275 Common Units.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

Item 5 — Other Information

None.

Item 6 — Exhibits

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

EnzymeBioSystems Registrant

Date: November 9, 2017		/s/ Gary Rojewski
	Name:	Gary Rojewski
	Its:	Principal Executive Officer
Date: November 9, 2017		/s/ John Dean Harper
	Name:	John Dean Harper
	Its:	Interim Chief Accounting Officer

