Form 10-Q
period 2017-12-31
EnzymeBioSystems
filed 2018-02-21
CIK 1471968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to

Commission File Number: 000-53854

EnzymeBioSystems

(Exact name of registrant as specified in its charter)

Nevada	27-0464302
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

8250 W. Charleston Blvd, Suite 120, Las Vegas, NV	89117
(Address of principal executive offices)	(Zip Code)

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company, defined in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]
(Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

There were 5,592,010 shares of Common Stock outstanding and issuable and 2,125,000 of its Series A Preferred Shares issued and outstanding as of February 20, 2018.

Table of Contents

EnzymeBioSystems

Index to Form 10-Q

For the Quarterly Period Ended December 31, 2017

Part I. Financial Information

Item 1. Financial Statements

EnzymeBioSystems

Condensed Interim Balance Sheets

	December 31, 2017 (Unaudited)	June 30, 2017 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$427,155	$41,249
Prepaid expense	6,000	3,000
Total current assets	433,155	44,249

TOTAL ASSETS	$433,155	$44,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,600	$100
Accrued expenses	4,000	4,000
Total current liabilities	10,600	4,100

Total Liabilities	10,600	4,100

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 2,125,000 and 125,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2017 and June 30, 2017, respectively	2,125	125
Common stock, $0.001 par value, 195,000,000 shares authorized, 5,592,010 and 832,235 shares issued and outstanding as of December 31, 2017 and June 30, 2017, respectively	5,592	832
Additional paid-in capital	2,208,738	1,261,543
Accumulated deficit	(1,793,900)	(1,222,351)
Total stockholders’ equity	(422,555)	40,149
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$433,155	$44,249

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Condensed Interim Statements of Operations

(Unaudited)

	For the three months ended December 31, 2017	For the three months ended December 31, 2016	For the six months ended December 31, 2017	For the six months ended December 31, 2016
Revenue	$-	$-	$-	$-

Operating expenses:
Officers’ compensation (including stock- based compensation of $398,000, $0, $398,000 and $0 respectively)	422,500	18,000	439,000	36,000
Professional Fees	14,830	10,000	22,330	17,500
Investor Relations	99,200	-	99,200	-
Other	9,874	1,082	11,719	3,084
Total operating expenses	546,404	29,082	572,249	56,584

Loss from operations	(546,404)	(29,082)	(572,249)	(56,584)

Other income-(loss)		-
Restitution from former officer	300	-	700	-

Other income (loss)- net	300	-	700	-
Net (Loss)	$(546,104)	$(29,082)	$(571,549)	$(56,584)

Weighted average number of common shares outstanding - basic and diluted	3,636,465	832,235	2,300,049	832,235

Net loss per common share - basic and diluted	$(0.15)	$(0.03)	$(0.25)	$(0.07)

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Condensed Interim Statements of Cash Flows

(Unaudited)

	For the six months ended December 31, 2017	For the six months ended December 31, 2016

OPERATING ACTIVITIES
Net Loss	$(571,549)	$(56,584)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	398,000	-
Changes in operating assets and liabilities
Prepaid expenses	(3,000)	(6,028)
Accounts payable	6,500	200
Accrued expenses	-	-
Cash (used) by operating activities	(170,049)	(62,412)

FINANCING ACTIVITIES

Proceeds from sale of Units	551,955	-
Proceeds from sale of common stock to former chief executive officer	2,000	-
Proceeds from sale of Class A Preferred Stock to Berkeley Clinic, L.C.	2,000	-
Net cash provided by financing activities	555,955	-

NET INCREASE (DECREASE) IN CASH	385,906	(62,412)
CASH - BEGINNING OF THE PERIOD	41,249	140,042
CASH - END OF THE PERIOD	$427,155	$77,630

SUPPLEMENTAL DISCLOSURES:
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Notes to the Condensed Interim Financial Statements

December 31, 2017

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2017 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2017 audited financial statements. The results of operations for the period ended December 31, 2017 are not necessarily indicative of the operating results for the full year.

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

EnzymeBioSystems

Notes to the Condensed Interim Financial Statements

December 31, 2017

(Unaudited)

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2017, the Company has not recognized any revenues and has accumulated losses of approximately $(1,793,900) since inception. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further develop the Company’s products, to provide financing for marketing and promotion, to secure property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds necessary to continue operations.

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

Revenue recognition

The Company will apply the provisions of ASC 605, Revenue Recognition (“ASC 605”). ASC 605 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company will recognize revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from June 26, 2009 (inception) to December 31, 2017, the Company has not recognized any revenues.

EnzymeBioSystems

Notes to the Condensed Interim Financial Statements

December 31, 2017

(Unaudited)

Recent accounting pronouncements

On July 13, 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2017-11. Among other things, ASU 2017-11 provides guidance that eliminates the requirement to consider “down round” features when determining whether certain financial instruments or embedded features are indexed to an entity’s stock and need to be classified as liabilities. ASU 2017-11 provides for entities to recognize the effect of a down round feature only when it is triggered and then as a dividend and a reduction to income available to common stockholders in basic earnings per share. The guidance is effective for annual periods beginning after December 15, 2018; early adoption is permitted.

The Company has early adopted ASU 2017-11. As a result, we have not recognized the fair value of the warrants containing down round features that were issued in the Private Offering from September 2017 to December 2017 (see Note 4) as liabilities.

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

From September 2017 to December 2017, the Company conducted a Private Offering with accredited investors to help fund the Company. The Company offered up to 3,750,000 Common Units at a price of $0.20 per Unit. Each Unit consists of one share of post reverse stock split common stock, one Class A warrant exercisable at $0.30 per share of post reverse stock split common stock, one Class B warrant exercisable at $0.40 per share of post reverse stock split common stock and one Class C warrant exercisable at $0.60 per share of post reverse stock split common stock. The Offering provided that Berkeley Clinic, L.C. (“Berkeley”) (holder of 75,000 shares of Common Stock and 125,000 shares of Series A Preferred Stock prior to Berkeley’s purchase of 2,000,000 shares of Series A Preferred Stock discussed in the fourth succeeding paragraph below) would maintain the same 63.6% voting control of the Company that it held prior to the Offering. The offering and sale of the Units in the Offering were exempt from registration under the Act by virtue of Section 4(2) of the Act, and Rule 506. From September 6, 2017 to December 12, 2017, we sold a total of 2,759,775 Common Units to 16 investors at a price of $0.20 per Unit for gross proceeds of $551,955.

EnzymeBioSystems

Notes to the Condensed Interim Financial Statements

December 31, 2017

(Unaudited)

NOTE 4 - STOCKHOLDERS’ EQUITY (Continued)

The Class A, Class B and Class C warrants all expire August 31, 2022, and all provide for the reduction of their exercise prices if we directly or indirectly sell or grant any right with respect to our common stock or common stock equivalents at an effective price lower than the current exercise price of any of the Class A warrants.

Holders that exercise Class C warrants will receive Class D cashless warrants to receive additional shares of common stock at no cost in the event that the closing price of the common stock on the business day immediately prior to the date of exercise exceeds $0.40 per share.

On November 29, 2017, Gary Rojewski, the former CEO of the Company from June 2, 2014 to December 27, 2017, purchased 2,000,000 shares of unregistered restricted common stock in exchange for $2,000 cash. Mr. Rojewski was entitled to purchase these shares based on past services rendered the Company. The Company recognized officers’ compensation expense in the amount of $398,000, which represents the excess of the $400,000 estimated fair value of the 2,000,000 shares of common stock (using the $0.20 per share price used in the Private Offering) over the $2,000 purchase price.

On December 29, 2017, Berkeley Clinic, L.C. purchased 2,000,000 Shares of Series A Preferred Stock for $2,000, to maintain voting control of the Company, as was required pursuant to the Private Offering discussed in the fourth preceding paragraph above.

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

The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6 – PROVISION FOR INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes. The sources and tax effects of the differences are as follows:

	Six Months Ended December 31,
	2017	2016

Expected tax at 35%	$(200,042)	$(19,804)
Non-deductible stock based compensation	139,300	-
Increase in valuation allowance	60,742	19,804
Provision for (benefit from) income taxes	$-	$-

Deferred tax assets as of December 31, 2017 and June 30, 2017 are calculated as follows:

	December 31, 2017	June 30, 2017
Deferred tax assets:
Net operating loss carry forward	293,139	$427,823
Less: valuation allowance	(293,139)	(427,823)
Net deferred tax assets	$-	$-

During the six months ended December 31, 2017, the Company recorded an increase in the deferred tax asset and the valuation allowance of $60,742 to recognize the tax effect of the $173,549 taxable loss (using a 35% effective ax rate) incurred in this period which management, as is the case with the entire $1,395,900 net operating loss carryforward at December 31, 2017, believes is not more likely than not will be realized. Also, the Company recorded a decrease in the deferred tax asset and the valuation allowance of $195,426 (from $488,565 to $293,139) to reflect the reduction of the United States corporate income tax rate from 35% to 21% effective January 1, 2018 resulting from The Tax Cuts and Jobs Act enacted on December 22, 2017. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

The net operating loss carryforward of approximately $1,395,900 at December 31, 2017 and approximately $1,222,351 at June 30, 2017 expires commencing in year 2029.

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

NOTE 7 – SUBSEQUENT EVENT

On February 16, 2018, the Securities and Exchange Commission announced the temporary suspension of trading in the Company’s securities from February 20, 2018 to March 5, 2018 because of questions regarding the accuracy of information in filings with the Commission, including a Form S-1 filed on January 11, 2018, a Form 8-K filed on January 4, 2018, and forms 10-K filed on September 20, 2016 and October 13, 2017 for the fiscal years ended June 30, 2016 and 2017, respectively, concerning, among other things, the company’s business operations and the identity of its officers.

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

Amooranin-Me, our synthetic analogue was found to inhibit proliferation of several breast cancer cells with greater potency than the parent compound of Amooranin. Preliminary screening of Amooranin-Me in in-vitro experiments revealed some potency against breast cancer MCF-7 cells with concentrations down to the nanomolar range. All these studies indicate that Amooranin-Me is a promising drug with potential to be used for human breast cancer prevention.

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

Recent Event

SEC Order of Trading Suspension

On February 16, 2018, the Securities and Exchange Commission announced the temporary suspension, pursuant to Section 12(k) of the Securities Exchange Act of 1934 (the “Exchange Act”), of trading in the securities of EnzymeBioSystems at 9:30 a.m. EST on February 20, 2018, and terminating at 11:59 p.m. EST, on March 5, 2018. The Commission temporarily suspended trading in the securities of EnzymeBioSystems because of questions regarding the accuracy of information in filings with the Commission, including a Form S-1 filed on January 11, 2018, a Form 8-K filed on January 4, 2018, and forms 10-K filed on September 20, 2016 and October 13, 2017 for the fiscal years ended June 30, 2016 and 2017, respectively, concerning, among other things, the company’s business operations and the identity of its officers. See added Risk Factor, in Part II, Item 1A below.

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

On November 28, 2017, we received from the U.S. Patent Office, Patent No. 9,828,326.

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

Results of Operations for the three months and six months ended December 31, 2017

During the three month period ended December 31, 2017, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ended December 31, 2017, we experienced a net loss of $(546,104) or $(0.15) per share as compared to a net loss of $(29,082) or $(0.03) per share for the same period last year. The net loss for the three months ended December 31, 2017 was attributed to $422,500 in officers’ compensation (including $398,000 stock-based compensation), $14,830 in professional fees, $99,200 in Investor Relations, and $9,874 in other operating expenses.

For the six months ended December 31, 2017, we experienced a net loss of $(571,549) or $(0.25) per share as compared to a net loss of $(56,584) or $(0.07) per share for the same period last year. The net loss for the six months ended December 31, 2017 was attributed to $439,000 in officers’ compensation (including $398,000 stock-based compensation), $22,330 in professional fees, $99,200 in Investor Relations, and $11,719 in other operating expenses.

Revenues

The Company has generated no revenues since its inception. As of December 31, 2017, the Company had an accumulated deficit of $(1,793,900). There can be no assurances that the Company can achieve or sustain profitability or that the Company’s operating losses will not increase in the future.

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

Plan of Operation

Management does not believe that the Company will be able to generate any significant profit during the coming year. Management believes developmental costs will most likely exceed its cash reserves for the coming year. Management is evaluating an enzyme compound, specifically a synthetic Amooranin which it believes has a specific therapeutic value in fighting tumors. Therefore, management will be required to seek outside funding, of at least $1,000,000.

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

As of December 31, 2017, we did not have any employees. We are dependent upon our one officer for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 195,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of December 31, 2017, the Company has 5,592,010 shares of common stock issued and outstanding and 2,125,000 of its Series A Preferred Shares issued and outstanding. The numbers have been adjusted for a 1-for-20 reverse stock split that took place on October 19, 2017. As of December 31, 2017, the Company had current assets of $433,155 and current liabilities of $10,600.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of December 31, 2017.

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

We expect to complete the following remediation during the remainder of 2018.

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

In November 2015, the Company filed a complaint titled EnzymeBioSystems v. Edward C. Zimmerman III, Case No. A-15-727138-CV, filed in the District Court of the State of Nevada for Clark County. EnzymeBioSystems, the plaintiff in this matter, brought an action against Edward C. Zimmerman III, the defendant, for reimbursement of $38,567.95 in unauthorized expenditures. On July 24, 2017, Mr. Zimmerman was discharged from any debt owed to the Company via Chapter 7 Bankruptcy in the United States Bankruptcy Court, District of Nevada. As such, the Company cannot collect from Zimmerman in the state court action.

On January 26, 2017, Edward C. Zimmerman III entered into a Guilty Plea Agreement, in Nevada District Court, Case Number C-16-319713-1, using an Alford plea to attempted theft. He was ordered to pay restitution to the Company of $25,000 over the next three years. Through December 31, 2017, Mr. Zimmerman has sent the Company $700 in restitution. Mr. Zimmerman’s Chapter 7 Bankruptcy does not affect this Guilty Plea Agreement. He is still required to pay the $25,000 restitution to the Company over the next three years.

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 and the discussion in Part I, Item 2 above, under “Liquidity and Capital Resources.”

Suspension of Trading Risk Factor

On February 16, 2018, the Securities and Exchange Commission announced the temporary trading suspension of our common stock terminating on March 5, 2018. Following the suspension, we expect that our stock will be listed on the “grey sheets” under the symbol ENZB. The suspension of trading eliminated our market makers. It should be noted that a stock listed on the grey sheets is more difficult to sell as many market markers do not trade grey sheet companies. The listing on the grey sheets can hurt our investors by reducing the liquidity and market price of our common stock. In the absence of a trading market or an inactive trading market, investors may be unable to liquidate their investment or make any profit from the investment.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

In September, 2017, the Company began conducting a Private Offering, with accredited investors to help fund the Company. The Company offered up to 3,750,000 Common Units at a price of $0.20 per Unit. Each Unit consists of one share of post reverse stock split common stock, one Series A warrant exercisable at $0.30 per share of post reverse stock split common stock, one Series B warrant exercisable at $0.40 per share of post reverse stock split common stock and one Series C warrant exercisable at $0.60 per share of post reverse stock split common stock and upon the exercise of the Series C Warrants, the selling shareholder is entitled to one Series D cashless warrant of $0.40 per share of post reverse stock split common stock and the underlying common stock for the warrants.

The offering and sale of the Units in this Offering were exempt from registration under the Act by virtue of Section 4(2) of the Act, and Rule 506. From September through December, 2017, the Company raised $551,955, representing 2,759,775 Common Units.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

Item 5 — Other Information

None.

Item 6 — Exhibits

Exhibit Number	Ref	Description of Document
31.1		Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

EnzymeBioSystems
Registrant

Date: February 20, 2018		/s/ John Dean Harper
	Name:	John Dean Harper
Principal Executive Officer
Principal Accounting Officer

