Form 10-Q
period 2018-03-31
EnzymeBioSystems
filed 2018-05-08
CIK 1471968

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 5,592,010 shares of Common Stock outstanding and issuable and 2,125,000 of its Series A Preferred Shares issued and outstanding as of May 4, 2018.

Table of Contents

EnzymeBioSystems

Index to Form 10-Q

For the Quarterly Period Ended March 31, 2018

Part I. Financial Information

Item 1. Financial Statements

EnzymeBioSystems

Condensed Interim Balance Sheets

	March 31, 2018 (Unaudited)	June 30, 2017 (Audited)
ASSETS
Current assets:
Cash and cash equivalents	$391,421	$41,249
Prepaid expense	-	3,000
Total current assets	391,421	44,249

TOTAL ASSETS	$391,421	$44,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,600	$100
Accrued expenses	-	4,000
Total current liabilities	2,600	4,100

Total Liabilities	2,600	4,100

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, 2,125,000 and 125,000 shares of Series A Preferred Stock issued and outstanding as of March 31, 2018 and June 30, 2017, respectively	2,125	125
Common stock, $0.001 par value, 195,000,000 shares authorized, 5,592,010 and 832,235 shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively	5,592	832
Additional paid-in capital	2,208,738	1,261,543
Accumulated deficit	(1,827,634)	(1,222,351)
Total stockholders’ equity	388,821	40,149
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$391,421	$44,249

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Condensed Interim Statements of Operations

(Unaudited)

	For the three months ended March 31, 2018		For the three months ended March 31, 2017	For the nine months ended March 31, 2018,	For the nine months ended March 31, 2017
Revenue	$-		$-	$-	$-

Operating expenses:

Officers’ compensation (including stock- based compensation of $0, $0, $398,000 and $0 respectively)	11,000		18,000	450,000	54,000
Professional Fees	15,500		10,825	37,830	28,325
Investor Relations	-		-	99,200	-
Other	7,475		3,895	19,194	6,979
Total operating expenses	33,875		32,720	606,224	89,304

Loss from operations	(33,875)		(32,720)	(606,224)	(89,304)

Other income (loss)
Restitution from former officer	200		-	900	-

Interest income	41		-	41	-

Proceeds from sale of subsidiary		-	25,000	-	25,000
Consulting fees relating to sale of subsidiary		-	(10,000)	-	(10,000)
Other income (loss)- net	241		15,000	941	15,000
Net (Loss)	$(33,734)		$(17,720)	$(605,283)	$(74,304)

Weighted average number of common shares outstanding - basic and diluted	5,592,010		832,235	3,397,369	832,235

Net loss per common share - basic and diluted	$(0.01)		$(0.03)	$(0.18)	$(0.00)

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Condensed Interim Statements of Cash Flows

(Unaudited)

	For the nine months ended March 31, 2018	For the nine months ended March 31, 2017

OPERATING ACTIVITIES
Net Loss	$(605,283)	$(74,304)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock-based compensation	398,000	-
Changes in operating assets and liabilities
Prepaid expenses	3,000	-
Accounts payable	2,500	-
Accrued expenses	(4,000)	-
Cash (used) by operating activities	(205,783)	(74,304)

FINANCING ACTIVITIES
Proceeds from sale of Units	551,955	-
Proceeds from sale of common stock to former chief executive officer	2,000	-
Proceeds from sale of Class A Preferred Stock to Berkeley Clinic, L.C.	2,000	-
Net cash provided by financing activities	555,955	-

NET INCREASE (DECREASE) IN CASH	350,172	(74,304)
CASH - BEGINNING OF THE PERIOD	41,249	140,042
CASH - END OF THE PERIOD	$391,421	$65,738

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

EnzymeBioSystems

Notes to the Condensed Interim Financial Statements

March 31, 2018

(Unaudited)

NOTE 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2018 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2017 audited financial statements. The results of operations for the period ended March 31, 2018 are not necessarily indicative of the operating results for the full year.

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

EnzymeBioSystems

Notes to the Condensed Interim Financial Statements

March 31, 2018

(Unaudited)

NOTE 2 - GOING CONCERN

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2018, the Company has not recognized any revenues and has accumulated losses of approximately $(1,827,634) since inception. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further develop the Company’s products, to provide financing for marketing and promotion, to secure property and equipment, and for other working capital purposes. While the Company is putting forth its best efforts to achieve the above plans, there is no assurance that any such activity will generate sufficient funds necessary to continue operations.

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

Revenue recognition

The Company will apply the provisions of ASC 605, Revenue Recognition (“ASC 605”). ASC 605 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for the disclosure of revenue recognition policies. The Company will recognize revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured. For the period from June 26, 2009 (inception) to March 31, 2018, the Company has not recognized any revenues.

EnzymeBioSystems

Notes to the Condensed Interim Financial Statements

March 31, 2018

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

March 31, 2018

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

NOTE 5 - RELATED PARTY TRANSACTIONS

On September 17, 2017, the Company organized a Nevada corporation named LCNS as a subsidiary of the Company. On September 29, 2017, LCNS sold 2,000,000 restricted shares of LCNS common stock to T. J. Jesky (1,000,000 shares) and Mark DeStefano (1,000,000 shares) at a price of $0.005 per share and $10,000 was deposited in LCNS’s attorney’s client trust account. Jesky and DeStefano are members of Berkeley Clinic, L.C. (See Note 4).

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

NOTE 6 – PROVISION FOR INCOME TAXES

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before provision for income taxes. The sources and tax effects of the differences are as follows:

	Nine Months Ended March 31,
	2018	2017

Expected tax at 35%	$(211,849)	$(26,006)
Non-deductible stock based compensation	139,300	-
Remeasurement of deferred income tax assets from 35% to 21%(a)	200,149	-
Increase (decrease) in valuation allowance	(127,600)	26,006
Provision for (benefit from) income taxes	$-	$-

(a) As a result of the Tax Cuts and Jobs Act enacted on December 22, 2017, the United States corporate income tax rate is 21% effective January 1, 2018. Accordingly, we have reduced our deferred income tax asset relating to our net operating loss carryforward (and the valuation allowance thereon) by $200,149 from $500,372 to $300,223 as of March 31, 2018.

Deferred tax assets as of March 31, 2018 and June 30, 2017 are calculated as follows:

	March 31, 2018	June 30, 2017
Deferred tax assets:
Net operating loss carry forward	300,223	$427,823
Less: valuation allowance	(300,223)	(427,823)
Net deferred tax assets	$-	$-

Based on management’s present assessment the Company has not yet determined if to be more likely than not that a deferred tax asset of $300,223 attributable to the future utilization of the $1,429,634 net operating loss carryforward as of March 31, 2018 will be realized. Accordingly, the Company has provided a 100% valuation allowance against the deferred tax asset in the financial statements at March 31, 2018. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The net operating loss carryforward of approximately $1,429,634 at March 31, 2018 and approximately $1,222,351 at June 30, 2017 expires commencing in year 2029.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On February 16, 2018, the Securities and Exchange Commission announced the temporary suspension of trading in the Company’s securities from February 20, 2018 to March 5, 2018 because of questions regarding the accuracy of information in filings with the Commission, including a Form S-1 filed on January 11, 2018, a Form 8-K filed on January 4, 2018 and Forms 10-K filed on September 20, 2016 and October 13, 2017 for the fiscal years ended June 30, 2016 and 2017, respectively, concerning among other things, the Company’s business operations and identity of its officers.

On March 12, 2018, Her Imports (“HER”) filed a legal action against the Company in connection with the Company’s sale of a subsidiary to HER in 2017 for $25,000 cash. The action seeks recovery of the $25,000, legal fees and certain specific damages that HER claims they incurred. The Company believes that the claims have no merit and intends to vigorously defend itself against this action.

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

On November 28, 2017, we received from the U.S. Patent Office, Patent No. 9828326.

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

Results of Operations for the three months and nine months ended March 31, 2018

During the three month period ended March 31, 2018, the Company did not generate any revenues. In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ended March 31, 2018, we experienced a net loss of $(33,734) or $(0.01) per share as compared to a net loss of $(17,720) or $(0.03) per share for the same period last year. The net loss for the three months ended March 31, 2018 was attributed to $11,000 in officers’ compensation, $15,500 in professional fees, and $7,475 in other operating expenses.

For the nine months ended March 31, 2018, we experienced a net loss of $(605,283) or $(0.18) per share as compared to a net loss of $(74,304) or $(0.00) per share for the same period last year. The net loss for the nine months ended March 31, 2018 was attributed to $450,000 in officers’ compensation (including $398,000 stock-based compensation), $37,830 in professional fees, $99,200 in Investor Relations, and $19,194 in other operating expenses.

Revenues

The Company has generated no revenues since its inception. As of March 31, 2018, the Company had an accumulated deficit of $(1,827,634). There can be no assurances that the Company can achieve or sustain profitability or that the Company’s operating losses will not increase in the future.

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

As of March 31, 2018, we did not have any employees. We are dependent upon our one officer for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 195,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of March 31, 2018, the Company has 5,592,010 shares of common stock issued and outstanding and 2,125,000 of its Series A Preferred Shares issued and outstanding. The numbers have been adjusted for a 1-for-20 reverse stock split that took place on October 19, 2017. As of March 31, 2018, the Company had current assets of $391,421 and current liabilities of $2,600.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer, to allow timely decisions regarding required disclosures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal control over financial reporting was not effective as of March 31, 2018.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of management’s review of the investigation issues and results, and other internal reviews and evaluations that were completed after the end of the quarter related to the preparation of management’s report on internal controls over financial reporting required for this quarterly report on Form 10-Q, management concluded that we had material weaknesses in our control environment and financial reporting process which consisted of the following:

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

In consultation with our board of directors, we are implementing certain remediation measures, and we are in the process of creating and implementing additional remediation plans for the internal control deficiencies noted above. The remediation activities include:

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

On January 12, 2017, we entered into a Business Purchase Agreement with Her Imports, (“HER”) a Nevada corporation, whereby HER agreed to purchase 100% ownership of EnzymeBioSystems’ wholly owned subsidiary, Share Acquisition Corp. (“SAC”), a Nevada corporation in exchange for approximately 55,000 shares of the Company’s common stock and $25,000 cash. On February 28, 2017, EnzymeBioSystems agreed to spin-off SAC as a dividend pursuant to the Business Purchase Agreement and Nevada Revised Stature 92A.180 (Merger of a subsidiary into parent or parent into subsidiary), SAC was to be acquired and merged into Her Imports. Restricted common shares of the Her Imports were to be exchanged on a pro-rata one-for-one ownership basis. After the exchange took place, SAC would be collapsed into the Her Imports and subsequently dissolved with the Nevada Secretary of State. HER agreed to acquire SAC for the sole purpose to increase its shareholder base. As of the date of this filing, the $25,000 has been received from HER. However, the share exchange did not take place and the agreement was not consummated by HER. On or about March 12, 2018, HER filed a legal action in District Court, Clark County Nevada, Case No. A-18-770927-B against EnzymeBioSystems which includes a demand for the $25,000 as well as legal fees and specific damages that HER claims they incurred as a result of the actions taken. Upon our initial review of the circumstances surrounding their action, we believe that their claims are not justified and as such we intend to vigorously defend ourselves against this action. As with any lawsuit, we cannot predict the outcome.

Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 and the discussion in Part I, Item 2 above, under “Liquidity and Capital Resources.”

Suspension of Trading Risk Factor

On February 16, 2018, the Securities and Exchange Commission announced the temporary trading suspension of our common stock terminating on March 5, 2018. Following the suspension, our stock has been placed on the “grey sheets” under the symbol ENZB. The suspension of trading eliminated our market makers. It should be noted that a stock listed on the grey sheets is more difficult to sell as many market markers do not trade grey sheet companies. The placement on the grey sheets can hurt our investors by reducing the liquidity and market price of our common stock. In the absence of a trading market or an inactive trading market, investors may be unable to liquidate their investment or make any profit from the investment.

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

EnzymeBioSystems
Registrant

Date: May 7, 2018		/s/ John Dean Harper
	Name:	John Dean Harper
Principal Executive Officer
Principal Accounting Officer

